Form 10-Q
period 2015-03-31
Fenix Parts, Inc.
filed 2015-06-29
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-37382

FENIX PARTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-4421625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Westbrook Corporate Center, Suite 920 Westchester, Illinois	60154
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 480-6413

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period and the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 29, 2015, the registrant had issued and outstanding an aggregate of 17,906,673 shares of Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Fenix Parts Inc.’s prospectus dated May 14, 2015 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”).

FENIX PARTS, INC.

FORM  10-Q

		Page No.
PART I—Financial Information		1

Item 1.	Financial Statements	1

	Fenix Parts, Inc. (Designated Accounting Acquirer)

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015, and the Period from January 2, 2014 (Inception) to March 31, 2014	2

	Unaudited Condensed Consolidated Statements of Shareholders’ Deficit for the three months ended March 31, 2015, and the Period from January 2, 2014 (Inception) to March 31, 2014	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015, and the Period from January 2, 2014 (Inception) to March 31, 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

	Beagell Group (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheets as of March 31, 2015 and December 31, 2014	11

	Unaudited Condensed Combined Statements of Operations for the three months ended March 31, 2015 and 2014	13

	Unaudited Condensed Combined Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014	14

	Unaudited Condensed Combined Statements of Cash Flows for the three months ended March 31, 2015 and 2014	15

	Notes to Unaudited Condensed Combined Financial Statements	16

	Standard (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheets as of March 31, 2015 and December 31, 2014	22

	Unaudited Condensed Combined Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014	23

	Unaudited Condensed Combined Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014	24

	Unaudited Condensed Combined Statements of Cash Flows for the three months ended March 31, 2015 and 2014	25

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,511	$453,047
Deferred stock offering costs	720,153	346,369
Prepaid expenses and other current assets	61,698	50,000

Total current assets	930,362	849,416

TOTAL ASSETS	$930,362	$849,416

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Accounts payable	$1,214,074	$1,673,259
Accrued expenses and other current liabilities	1,651,734	303,731

Total liabilities	2,865,808	1,976,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,709,538 and 2,429,333 shares issued and outstanding, respectively	2,710	2,429
Additional paid-in capital	5,437,623	3,616,571
Accumulated deficit	(7,375,779)	(4,746,574)

Total shareholders’ deficit	(1,935,446)	(1,127,574)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$930,362	$849,416

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015	Period from January 2, 2014 (Inception) to March, 31, 2014
Net revenues	$—	$—
Cost of goods sold	—	—

Gross profit	—	—
Operating expenses	2,629,208	45

Loss from operations	(2,629,208)	(45)
Other income	3	—

Loss before income tax expense	(2,629,205)	(45)
Income tax expense	—	—

Net loss	$(2,629,205)	$(45)

Basic and diluted loss per share	$(1.02)	$—

Weighted average basic and diluted shares outstanding	2,566,715	1,818,091

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional paid-in capital		Total shareholders’ deficit
	Shares	Amount		Accumulated deficit
Balance at January 1, 2015	2,429,333	$2,429	$3,616,571	$(4,746,574)	$(1,127,574)
Shareholder contributions	280,205	281	1,821,052	—	1,821,333
Net loss	—	—	—	(2,629,205)	(2,629,205)

Balance at March 31, 2015	2,709,538	$2,710	$5,437,623	$(7,375,779)	$(1,935,446)

	Common Stock		Additional paid-in capital		Total shareholders’ (deficit) equity
	Shares	Amount		Accumulated deficit
Balance at January 2, 2014 (Inception)	—	$—	$—	$—	$—
Shareholder contributions	2,086,000	—	1,960,000	—	1,960,000
Net loss	—	—	—	(45)	(45)

Balance at March 31, 2014	2,086,000	$—	$1,960,000	$(45)	$1,959,955

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Period from January 2, 2014 (Inception) to March 31, 2014
Cash flows from operating activities
Net loss	$(2,629,205)	$(45)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Change in assets and liabilities
Prepaid expenses and other current assets	(11,698)	—
Deferred stock offering costs	(373,784)	—
Accounts payable	(459,185)	—
Accrued expenses and other current liabilities	1,348,003	300

Net cash (used in) provided by operating activities	(2,125,869)	255

Cash flows from financing activities
Proceeds of issuance of common stock	1,821,333	1,960,000

Net cash provided by financing activities	1,821,333	1,960,000

(Decrease) increase in cash and cash equivalents	(304,536)	1,960,255
Cash and cash equivalents, beginning of period	453,047	—

Cash and cash equivalents, end of period	$148,511	$1,960,255

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Liquidity and Basis of Presentation

Fenix Parts, Inc. (“Fenix”) was founded on January 2, 2014 (“inception”) to acquire and combine companies in the automobile recycling and resale industry. Fenix Parts Canada, Inc. (“Fenix Canada”), a wholly-owned subsidiary of Fenix, was established on September 24, 2014 primarily to facilitate the acquisition and combination of companies in the automobile recycling and resale industry in Canada. Through November 2014, Fenix and Fenix Canada (collectively, the “Company”) entered into Combination Agreements to acquire (the “Combinations”) eleven corporate entities that operate eight businesses (the “Founding Companies”), contingent upon, among other things, the closing of an initial public offering (“IPO”). On May 19, 2015, the Company completed the IPO and closed on the Combinations with the Founding Companies, including those Founding Companies that are designated as accounting co-predecessors, Beagell Group and Standard. The Company raised the cash portion of the Combination Consideration in its IPO as well as from additional funding from indebtedness. The unaudited condensed consolidated financial statements of the Company included herein reflect its operations and financial position before the IPO and Combinations with the Founding Companies as those events occurred after the balance sheet date.

The Company, subsequent to the Combinations, is in the business of auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled components. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials and from the sale of extended warranty contracts.

The Company incurred an aggregate $7.4 million net loss from inception to March 31, 2015. The Company raised an aggregate $5.4 million of capital from private equity offerings during that period. The Company used approximately $5.3 million of capital in its operations during that period. The Company also raised an additional $0.3 million from April 1, 2015 to its IPO to fund its ongoing operations.

Through September 30, 2014, the Company’s chief executive and chief financial officers were not taking salaries and no compensation expense has been recorded related to services provided by these employees through that date. Pursuant to letter arrangements that commenced on October 1, 2014, these executives’ compensation was accrued for payment after the closing of the IPO.

These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto as of and for the period ended December 31, 2014 included in the Company’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of its operations and cash flows for the periods ended March 31, 2015 and 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Stock Offering Costs

The Company incurred approximately $720,000 and $346,000 of legal, accounting and other costs directly related to its IPO through March 31, 2015 and December 31, 2014, respectively. Such costs were applied against the gross proceeds from the IPO upon its closing.

Income Taxes

Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and for tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of March 31, 2015 and December 31, 2014, the Company has not identified any uncertain tax positions. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense.

Foreign Currency

The functional currency of Fenix Canada is the Canadian dollar, although as of March 31, 2015 and December 31, 2014, Fenix Canada had no assets, liabilities or operating activities.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share would include the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion were dilutive. As of March 31, 2015 and December 31, 2014, the Company had no outstanding common stock equivalents and, as such, diluted earnings (loss) per share is equal to basic earnings (loss) per share.

Recent Accounting Pronouncements

Under the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-3 which amends ASC Topic 835, Interest, to require presentation of debt issuance costs as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance will be effective for the Company’s fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of VIEs, and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In August 2014, FASB issued ASU 2014-15 which amends ASC Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this Update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, although the FASB has proposed a deferral to this effective date to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted under ASU 2014-09, although the proposed deferral would permit early application only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted this standard effective January 1, 2015. Adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of following:

	March 31, 2015	December 31, 2014
Accounting, consulting and legal fees	$1,027,190	$48,431
Employee compensation	362,422	175,000
Other	262,122	80,300

Total accrued expenses and other current liabilities	$1,651,734	$303,731

As described in Note 1, through March 31, 2015, the Company’s had focused on arranging for the completion of an IPO and the acquisition of eight businesses. As part of that process, and as provided for in the Combination Agreements, the Company was obligated to fund accounting, auditing and various other costs associated with the Founding Companies’ efforts to provide historical audited financial statements and to meet other requirements associated with the IPO. The majority of the Company’s operating expenses and accrued expenses and other current liabilities through the IPO date related to these activities.

Note 4. Income Taxes

The Company generated a pre-tax loss from January 1, 2015 to March 31, 2015 and the period from January 2, 2014 (inception) to December 31, 2014.A full valuation allowance was established against this potential benefit because the uncertainty of the Company’s future prospects at the balance sheet date results in it being more likely than not that deferred income tax asset relating to the benefit will not be realized.

Note 5. Common Stock

Fenix was formed and initially capitalized in January 2014 by a group of investors, including the chief executive and the chief financial officers, who paid nominal cash consideration for an aggregate of 1.8 million shares of Fenix common stock. In March and April 2014, Fenix issued and sold an aggregate of 402,000 shares of common stock for a purchase price of $5.00 per share. During the period of September 2014 through April 2015, Fenix issued and sold an aggregate of 546,923 shares of common stock for an ultimate purchase price of $6.50 per share. Of these shares, 20,000 were issued to certain investors for no cash consideration in order to effectively convert their $7.50 per share investments to $6.50 per share investments. Such issuances resulted in a charge to the Company’s earnings in January 2015 of approximately $131,000.

The agreements that relate to the common stock sales in March, April and September 2014 included provisions that obligated the holders of the common stock issued in January 2014 to compensate the investors in the later sales if the IPO price of Fenix common stock was less than $10.00 per share. As the IPO price was $8.00 per share, the initial investors transferred 237,231 of their shares to the later investors equal in value to the aggregate difference in value between the IPO price of $8.00 per share and $10.00 per share, resulting in a pre-tax charge of $1.3 million in the statement of operations in May 2015. Common stock holders were also granted registration rights.

Note 6. Subsequent Events

The Company completed its IPO on May 19, 2015 and its 2,000-for-1 common stock split immediately before the closing of the IPO. As a result, all share and per share information presented in the Company’s consolidated financial statements has been adjusted to retroactively reflect the common stock split. The Company raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $102.0 million in the IPO after paying the underwriter’s discount and other offering costs. The number of shares sold includes 1.8 million sold pursuant to an overallotment agreement with the underwriters.

Also, concurrent with the IPO, the Company entered into a $35.0 million senior secured credit facility with BMO Harris Bank N.A. under which it borrowed $10.0 million and utilized $5.9 million of letters of credit on the closing date of the Combinations, May 19, 2015. The credit facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. dollars, with a $7.5 million sublimit for letters of credit, and $5.0 million in either Canadian Dollars or U.S. Dollars, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million is available as a term loan. The Company has the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving credit facility by up to an aggregate of $20.0 million. Proceeds of the credit facility are expected to be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The term of the revolving credit facility and the term loan facility is five years.

The credit facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its domestic subsidiaries, who also guaranty the borrowings. In addition, the Company pledged all of the stock in its domestic subsidiaries as security and 66% of the stock of its direct, Canadian subsidiary, Fenix Canada (other than its exchangeable preferred shares).

The Company’s U.S. borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “base rate” plus the applicable margin within the relevant range of margins provided in the term sheet. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is based on our total leverage ratio. The initial margin for interest rates on borrowings under the credit facility is 2.00% on LIBOR loans and 1.00% on base rate loans.

The Canadian borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian base rate” plus the applicable margin within the relevant range of margins provided in the term sheet. The Canadian base rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on our total leverage ratio. The initial margin for interest rates on borrowings under the credit facility is 1.00% on base rate loans.

The credit agreement contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of our affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.

Additionally, between the date immediately preceding the first day of trading of our common stock and June 30, 2015, we issued 415,754 stock options under the 2014 Incentive Stock Plan (“Plan”), adopted November 20, 2014, to seven persons that vest over periods ranging from one to four years. The Plan authorizes a total of 2,750,000 shares of the Company’s common stock to be issued as equity awards to its officers, directors and employees.

On May 19, 2015, the Company closed on the Combinations with the Founding Companies. These Combinations were accounted for under the acquisition method of accounting. The following table shows the estimated calculation of the total Combination Consideration (amounts in table and notes are in thousands, except shares):

			Beagell Group	Standard	Other Founding Companies	Total
Base Fenix share consideration (2.8 million shares)			$10,822	$—	$12,178	$23,000
Base Fenix Canada share consideration (1.2 million shares)			—	8,400	—	8,400
Base cash consideration			19,663	30,450	28,375	78,488
Working capital and other adjustments	(a	)	1,161	1,762	484	3,407
Incremental inventory payments	(a	)	—	450	550	1,000
Incremental capital expenditure payments	(a	)	—	—	2,415	2,415
Nonsubstantive consulting fee payments	(b	)	890	50	847	1,787
Key employee cash bonuses			—	—	2,575	2,575
Incremental off market lease payments	(c	)	1,950	(2,300)	(1,260)	(1,610)
Investment in Founding Company affiliate			—	—	450	450
Contingent consideration	(d	)	—	7,821	3,412	11,233

Total Combination Consideration			$34,486	$46,633	$50,026	$131,145

(a)	The base cash component of the Combination Consideration for each Combination is subject to certain adjustments. For each Founding Company (in some cases, other than Standard Auto Wreckers, Inc.), the cash component of the Combination Consideration was (i) reduced by the Founding Company’s indebtedness as of closing (ii) increased by the Founding Company’s cash and qualifying inventory as of closing and (iii) increased by the Founding Company’s capital expenditures during the six months prior to closing. Certain of the Founding Companies also received payments based on certain inventories and capital expenditures prior to or at closing. All of these estimated adjustments are based on information provided by the Founding Companies at closing and are subject to further adjustment through August 2015 as additional information is obtained.
(b)	Represents contractual payments to certain equity holders of the Founding Companies and their related parties over the next 1 to 15 years. These equity holders and their related parties will not be employed by Company and are not expected to provide any substantive services to it.
(c)	In conjunction with the Combinations, the Company entered into operating facility lease agreements with affiliates of the equity holders, generally variable interest entities that were consolidated into the Founding Companies prior to the Combinations but are not be consolidated by the Company after the Combinations. Based on preliminary independent valuations of the market rental rates compared to the actual rental rates for these properties, the excess or deficiency is reflected as additional Combination Consideration payable/refundable over the term of the related lease. The effect of discounting these payments at 10% is reflected in the amounts presented. These estimates are subject to change.
(d)	Represents the estimated fair value of contingent consideration arrangements with certain Founding Company equity holders. Under these arrangements, the equity holders can earn up to an aggregate of $7,875 in cash, 11,667 shares of Fenix common stock and 280,000 Exchangeable Preferred Shares plus an uncapped amount of additional cash if certain EBITDA and revenue targets are met over the first or second year period after closing. The fair value is based on preliminary independent valuations based on the Company’s projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 4.7%. These estimates are subject to change.

The Company has not completed the allocation of the Combination Consideration to the assets acquired and liabilities assumed in the Combinations. The Company acquired certain intangible assets in the purchases, namely trade names, customer relationships and covenants not to compete. The fair value of these intangible assets are based on a number of significant assumptions about, among other variables, revenue growth, customer attrition, gross margin, royalty rates, and contributory asset charges. The following table shows the amounts we expect to record for these assets and their useful lives.

	Amount	Weighted average life (years)	Amortization method
Trade names	$5,090	5	Straight line
Customer relationships	24,430	15	Accelerated
Covenants not to compete	2,240	5	Straight line

	$31,760

Based on a preliminary estimate of the net assets acquired/assumed, the Company expects to record goodwill ranging from $50 million to $65 million, some of which is not expected to be deductible for tax purposes. During the second and third quarters of 2015, the Company expects to finalize the allocation of the Combinations Consideration to the assets acquired and liabilities assumed at which time the Company also expects to report the pro forma results of operations for the three months ended March 31, 2015 and 2014 as if the Combinations with all of the Founding Companies, including the co-predecessors, had occurred on January 1, 2014.

The Combination Agreements with the Founding Companies also included provisions for the Company to begin leasing properties from the Founding Companies’ former owners and their related parties after closing and the Company commenced these leases on May 19, 2015. Many of these properties were consolidated into the historical results of the Founding Companies but were not acquired by Fenix in the Combinations and are not consolidated by Fenix after the closing.

Beagell Group

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,925,210	$2,769,876
Accounts receivable, net of allowance	1,226,138	1,188,214
Inventories	6,566,817	6,736,469
Prepaid expenses and other current assets	131,939	99,402
Related party receivables	333,346	333,270

Total current assets	11,183,450	11,127,231

PROPERTY AND EQUIPMENT
Land	731,959	731,959
Land improvements	187,183	187,183
Buildings	1,564,293	1,564,293
Vehicles	2,175,196	2,136,646
Machinery and equipment	5,177,043	5,177,043
Leasehold improvements	973,179	973,179
Office furniture and fixtures	327,024	323,712
Accumulated depreciation and amortization	(7,174,513)	(6,993,860)

Property and equipment, net	3,961,364	4,100,155

OTHER NON-CURRENT ASSETS
Cash surrender value of life insurance policies	621,253	593,671
Goodwill	180,000	180,000

Total other non-current assets	801,253	773,671

TOTAL ASSETS	$15,946,067	$16,001,057

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED CONDENSED COMBINED BALANCE SHEETS - CONTINUED

	March 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$568,724	$480,949
Accrued expenses and other current liabilities	731,714	1,009,147
Deferred warranty revenue – current	263,115	410,673
Current portion of long-term debt	68,196	68,196

Total current liabilities	1,631,749	1,968,965

NON-CURRENT LIABILITIES
Deferred warranty revenue - long-term	10,984	10,656
Long-term debt, net of current portion	45,070	62,118
Reserve for uncertain tax positions	2,017,427	1,969,055

Total non-current liabilities	2,073,481	2,041,829

Total liabilities	3,705,230	4,010,794

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value	—	—
Additional paid-in capital	748,493	748,493
Retained earnings	9,046,178	8,971,722

Total Beagell Group shareholders’ equity	9,794,671	9,720,215
Noncontrolling interest	2,446,166	2,270,048

Total shareholders’ equity	12,240,837	11,990,263

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,946,067	$16,001,057

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015	Three Months Ended March, 31, 2014
Net revenues	$7,056,889	$7,422,631
Cost of goods sold	4,862,866	5,022,015

Gross profit	2,194,023	2,400,615
Operating expenses	1,766,794	1,554,284

Income from operations	427,229	846,331
Other income	182	29,690

Income before income tax expense	427,411	876,021
Income tax expense	56,837	40,483

NET INCOME	370,574	835,538
Net income attributable to noncontrolling interest	176,118	135,173

NET INCOME ATTRIBUTABLE TO BEAGELL GROUP	$194,456	$700,365

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED COMBINED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional paid-in capital			Total shareholders’ equity
	Common stock			Retained earnings	Non-controlling interest
	Shares	Amount
Balance at January 1, 2015	3,424	$—	$748,493	$8,971,722	$2,270,048	$11,990,263
Net income	—	—	—	194,456	176,118	370,574
Shareholder distributions	—	—	—	(120,000)	—	(120,000)

Balance at March 31, 2015	3,424	$—	$748,493	$9,046,178	$2,446,166	$12,240,837

			Additional paid-in capital			Total shareholders’ equity
	Common stock			Retained earnings	Non-controlling interest
	Shares	Amount
Balance at January 1, 2014	3,412	$—	$727,973	$8,578,003	$2,340,578	$11,646,554
Net income	—	—	—	700,365	135,173	835,538
Shareholder distributions	—	—	—	(87,908)	—	(87,908)

Balance at March 31, 2014	3,412	$—	$727,973	$9,190,460	$2,475,751	$12,394,184

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDTED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities
Net income	$370,574	$835,538
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	180,653	225,593
Provision for uncertain tax positions	48,372	33,761
Change in assets and liabilities
Accounts receivable	(37,924)	(118,078)
Inventories	169,652	(204,967)
Prepaid expenses and other current assets	(32,537)	(109,066)
Account payable	87,775	97,178
Accrued expenses and other liabilities	(277,433)	32,485
Deferred warranty revenue	(147,230)	45,203

Net cash provided by operating activities	361,902	837,648

Cash flows from investing activities
Premium payments on life insurance policies	(27,582)	(26,104)
Issuance of related party receivables	(76)	—
Capital expenditures	(41,862)	(10,869)

Net cash used in investing activities	(69,520)	(36,973)

Cash flows from financing activities
Payments of debt	(17,048)	(2,339)
Proceeds from debt	—	60,000
Shareholder distributions	(120,000)	(87,907)

Net cash used in financing activities	(137,048)	(30,246)

Increase in cash and cash equivalents	155,334	770,429
Cash and cash equivalents, beginning of period	2,769,876	1,719,740

Cash and cash equivalents, end of period	$2,925,210	$2,490,169

Supplemental cash flow disclosures
Cash paid for
Income taxes	$5,062	$6,851

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1. Nature of Operations

The Beagell Group (the “Company”) includes three commonly-controlled companies: Don’s Automotive Mall, Inc. (“Don’s”), Gary’s U-Pull It, Inc. (“Gary’s”) and Horseheads Automotive Recycling, Inc. (“Horseheads”). The Company’s primary business is auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then either a) dismantles the vehicles and sells the recycled components at its full-service facilities or b) allows retail customers to directly dismantle, recover and purchase recycled parts at its self-service facilities. In addition, the Company purchases recycled OEM and related products from third parties for resale and distribution to its customers. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of revenue from the sale of scrap of the unusable parts and materials and from the sale of extended warranties.

Don’s sells recycled OEM products through its two full-service dismantling and distribution facilities located in Binghamton, New York and Pennsburg, Pennsylvania. Gary’s and Horseheads sell recycled OEM products through their self-service facilities in Binghamton and Elmira, New York, respectively. Each of the three commonly-controlled companies is a New York corporation.

On May 19, 2015, each of the commonly controlled companies was acquired by Fenix Parts, Inc. The acquisition did not include the capital stock of any of the Lessors (as defined below).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

The combined financial statements include the accounts of D&B Holdings, LLC and BBHC, LLC - the lessors of the premises from which Don’s operates, Beagell Properties, LLC - the lessor of the premises from which Gary’s operates, and Don’s Independent Salvage Company, LLC - the lessor of the premises from which Horseheads operates (collectively, “the Lessors”). Each of the Lessors are substantially owned by the Company’s shareholders. The Company has determined that each of the Lessors are variable interest entities because the holders of the equity investment at risk in these entities do not have the obligation to absorb their expected losses or receive their residual returns. Furthermore, the Company has determined that it is the primary beneficiary of each Lessor because the Company has the power to direct the activities that most significantly impact the Lessors’ economic performance, namely the operation and maintenance of the significant assets of the Lessors. Accordingly, and pursuant to consolidation requirements under GAAP, the Company consolidates the Lessors. All intercompany transactions are eliminated in consolidation. All of the Lessors operating results are attributable to the noncontrolling interests in the Company’s combined statements of operations and all of their shareholders’ equity is reported separately from the Company’s shareholders’ equity in the Company’s combined balance sheets and combined statements of shareholders’ equity.

Use of Estimates

The preparation of the Company’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items returned to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $107,000 at March 31, 2015 and $99,000 at December 31, 2014, respectively, within accrued expenses and other current liabilities.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as a current liability on the combined balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $125,000 for the three months ended March 31, 2015 and $26,000 for the three months ended March 31, 2014.

Cost of Goods Sold

Cost of goods sold primarily includes a) amounts paid for the purchase of vehicles, scrap, parts for resale and related products, b) related auction, storage and towing fees, and c) other costs of procurement and dismantling, primarily labor and overhead allocable to dismantling operations.

Operating Expenses

Operating expenses are primarily comprised of a) salaries and benefits of employees that are not related to the procurement and dismantling of vehicles, b) facility costs such as rent, utilities, insurance, repairs and taxes not allocated to dismantling operations, c) selling and marketing costs, d) costs to distribute the Company’s products and scrap and e) other general and administrative costs.

Concentrations

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with several major financial institutions. The Company maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

The Company primarily obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. For 2015 and 2014, substantially all of the vehicles purchased by the Company for dismantling were acquired at auctions run by two salvage auto auction companies.

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company recorded a reserve for uncollectible accounts of approximately $42,000 at March 31, 2015 and $12,000 as of December 31, 2014. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap. Inventory costs are established based upon the price the Company pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvaged parts and scrap is determined using the average cost of sales percentage at the Company and applying that percentage to the Company’s inventory at expected selling prices. The average cost to sales percentage is derived from the Company’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources. With respect to self-service inventories, costs are established by calculating the average sales price per vehicle, including its scrap value and part value, applied to the total vehicles on-hand.

For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the products and current anticipated demand. If actual demand differs from the Company’s estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $181,000 and $226,000 for the three months ended March 31, 2015 and 2014, respectively. Approximately $1,414,000 and $1,426,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Lessors as of March 31, 2015 and December 31, 2014, respectively.

Estimated useful lives are as follows:

Land improvements	15 years
Buildings	39 years
Vehicles	5 years
Machinery and equipment	3-10 years
Leasehold improvements	10-15 years or term of lease, if shorter
Office furniture and fixtures	7 years

The Company evaluates the recoverability of the carrying amount of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no such events or changes in the three months ended March 31, 2015 and 2014.

Cash Surrender Value of Life Insurance Policies

The Company pays the premiums for whole life insurance policies for certain shareholders and key employees. If the Company is the named beneficiary on the policy, it records the premium payments as expenses offset by the increase in cash surrender value of the related policy. If the Company is not the named beneficiary, the premiums are recorded as related party receivables until recouped from the shareholder or employee. As of March 31, 2015 and December 31, 2014, the Company had cash surrender value balances of approximately $621,000 and $594,000, respectively, and related party receivables of approximately $333,000 and $333,000, respectively. The related party receivables have no stated repayment provisions.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the three months ended March 31, 2015 or 2014.

Income Taxes

Each of the three commonly-controlled companies has elected to operate under Subchapter S of the Internal Revenue Code. Accordingly, the shareholders report their share of the Company’s federal and most state’s taxable income or loss on their respective individual income tax returns. The Lessors are taxed as partnerships and therefore no provision for federal and state corporate taxes are recorded for the Lessors.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense.

Fair Value Measurements

Fair value of financial assets and liabilities are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company is required to classify fair value measurements in one of the following categories:

•	Level 1 - inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 - inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

•	Level 3 - inputs are defined as unobservable inputs for the assets or liabilities. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, the Company has no assets or liabilities that require recurring fair value measurements. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s debt is carried at cost and approximates fair value due to its variable or fixed interest rates, which are consistent with the interest rates in the market.

The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment and goodwill. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment during 2015 or 2014.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of VIEs, and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In August 2014, the FASB issued ASU No. 2014-15 which amends Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the Company’s fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its combined financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, although the FASB has proposed a deferral to this effective date to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted under ASU 2014-09, although the proposed deferral would permit early application only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its combined financial statements.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends FASB ASC Topic 205, Presentation of Financial Statements, and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard effective January 1, 2015. Adoption did not have a material impact on the Company’s combined financial statements.

Reclassifications

Reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassifications have no impact on net income.

Note 3. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	March 31, 2015	December 31, 2014
Accrued salaries and employee benefits	$288,372	$615,557
Reserve for returns and discounts	106,525	99,456
Accrued legal fees	23,934	135,659
Customer deposits	100,800	—
Sales taxes payable	19,517	18,812
Other liabilities	192,566	139,663

	$731,714	$1,009,147

Note 4. Debt

In December 2014, the Company entered into a 2-year non-interest bearing loan, secured by the underlying equipment. Additionally, the Company has two other loans secured by certain equipment purchased with the related proceeds. These loans do not bear interest and are not subject to any financial covenants. Outstanding balances were approximately $113,000 and $130,000 as of March 31, 2015 and December 31, 2014, respectively. The aggregate annual future principal payments as of March 31, 2015 are approximately $51,000 in 2015 and $62,000 in 2016.

The Company has a line of credit with a financial institution which provides for a maximum borrowing of $500,000, of which no amounts were outstanding as of March 31, 2015 and December 31, 2014. Interest on borrowings is to be calculated at 0.5% above the prime rate, which was 3.25% at March 31, 2015 and 2014

The Company has a letter of credit facility with a financial institution in the amount of $30,000 at March 31, 2015 and December 31, 2014. The letter of credit supports an insurance policy.

Note 5. Commitments and Contingencies

Operating Lease

The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. Rental expense for the operating lease was approximately $36,000 during the three months ended March 31, 2014. In 2015, the entity holding the leased assets is consolidated.

Environmental and Related Contingencies

The Company is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. The Company currently expects that the resolution of any potential contingencies arising from compliance with these laws and regulations will not materially affect the Company’s financial position, results of operations or cash flows.

Note 6. Income Taxes

Each of the Company’s commonly-controlled entities described in Note 2 have elected to operate under Subchapter S of the Internal Revenue Code. The Company’s primary uncertain tax position arises from uncertainties regarding the continued qualifications of one of the entities for that Subchapter S election and the related reserves were approximately $2,017,000 and $1,969,000 at March 31, 2015 and December 31, 2014, respectively. It is reasonably possible that the amount of benefits from this uncertain tax position will significantly increase or decrease in the next twelve months; however, no estimate of the range of the amount of the increase or decrease can be readily made.

In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $16,000 and $11,000 for the three months ended March 31, 2015 and 2014, respectively. The Company had accumulated interest and penalties of approximately $373,000 and $357,000 as of March 31, 2015 and December 31, 2014, respectively, which are included in the reserve for uncertain tax positions on the combined balance sheets.

The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 7. Employee Benefit Plans

The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan were approximately $19,000 and $110,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 8. Common Stock

The capital structure of the combined entities as of March 31, 2015, is as follows:

	Common shares, no par value		Additional paid-in capital
	Authorized	Issued
Don’s	5,000	1,200	$524,005
Gary’s	3,000	2,104	184,488
Horsehead’s	200	120	40,000

			$748,493

Note 9. Subsequent Event

As described in Note 1, on May 19, 2015, all three commonly-controlled companies were purchased by Fenix Parts Inc. for an approximate purchase price of $34.5 million, subject to working capital and other adjustments. The Lessors were not purchased, but the owners of the Lessors entered into lease agreements with Fenix Parts, Inc. for certain properties on which the Company conducts its automotive recycling business.

Standard

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,333,040	$1,354,155
Accounts receivable, net of allowance	1,163,595	930,903
Inventories	10,846,613	11,090,360
Prepaid expenses and other current assets	448,674	291,782
Related party receivables	242,593	255,698

Total current assets	14,034,515	13,922,898

PROPERTY AND EQUIPMENT
Land and improvements	1,219,143	1,316,143
Buildings and improvements	2,946,218	3,099,557
Office equipment	1,319,032	1,393,020
Vehicles, trailers and yard equipment	5,685,566	6,056,322
Leasehold improvements	962,104	1,164,617
Accumulated depreciation and amortization	(5,185,973)	(5,340,370)

Property and equipment, net	6,946,090	7,689,289

OTHER NON-CURRENT ASSETS
Goodwill	334,152	363,373
Deferred income taxes	236,144	256,287
Other non-current assets	31,143	33,394

Total non-current assets	601,439	653,054

TOTAL ASSETS	$21,582,046	$22,265,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$382,151	$563,045
Accrued expenses and other current liabilities	1,641,041	1,187,723
Deferred warranty revenue	138,160	179,832
Deferred income taxes	746,444	918,004
Related party payables	2,257,988	2,409,277

Total current liabilities	5,165,784	5,257,881
DEFERRED INCOME TAXES	130,138	70,668

DEFERRED WARRANTY REVENUE, NET OF CURRENT PORTION	212,720	176,610

RESERVE FOR UNCERTAIN TAX POSITIONS	499,273	458,425

Total liabilities	6,007,915	5,963,584

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value	—	—
Additional paid-in capital	5,058,040	5,058,040
Retained earnings	10,869,816	10,641,250
Accumulated other comprehensive income	(1,003,270)	(75,129)

Total Standard shareholders’ equity	14,924,586	15,624,161
Noncontrolling interest	649,545	677,496

Total shareholders’ equity	15,574,131	16,301,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,582,046	$22,265,241

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenues	$5,597,215	$7,498,458
Cost of goods sold	3,580,640	5,494,223

Gross profit	2,016,575	2,004,236
Operating expenses	1,978,387	1,307,962

Income from operations	37,188	696,273
Other income (expense)	244,398	(542,758)

Income before income tax expense/(benefit)	281,586	153,515
Income tax expense	78,983	21,965

Net income	202,602	131,550
Net income attributable to noncontrolling interest	(25,964)	19,208

Net income attributable to Standard	$228,566	$112,342

Net income	$202,602	$131,550
Foreign currency translation adjustments	(933,664)	(471,934)

Net comprehensive loss	(731,062)	(340,384)
Net comprehensive income attributable to noncontrolling interest	(25,964)	19,208

Net comprehensive loss attributable to Standard	$(757,026)	$(321,176)

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total shareholders’ equity
	Common stock
	Shares	Amount
Balance at January 1, 2015	10,500	$—	$5,058,040	$10,641,250	$(75,129)	$677,496	$16,301,657
Net income	—	—	—	228,566	—	(25,964)	202,602
Foreign currency translation adjustments	—	—	—	—	(928,141)	(1,987)	(930,128)

Balance at March 31, 2015	10,500	$—	$5,058,040	$10,869,816	$(1,003,270)	$649,545	$15,574,131

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders’ equity
	Common stock
	Shares	Amount
Balance at January 1, 2014	10,500	$—	$5,058,040	$8,950,774	$904,609	$572,901	$15,485,418
Net income	—	—	—	112,342	—	19,208	131,550
Dividends paid	—	—	—	(225,168)	—	—	(225,168)
Foreign currency translation adjustments	—	—	—	—	(471,934)	—	(471,934)

Balance at March 31, 2014	10,500	$—	$5,058,040	$8,737,948	$432,675	$592,109	$14,920,772

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities
Net income	$(202,602)	$(131,550)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	203,679	169,214
Deferred income tax benefit	(70,165)	(189,996)
Provision (benefit) for uncertain tax positions	42,135	—
Loss on disposal of property and equipment	15,089	230,087
Change in assets and liabilities
Accounts receivable	(301,941)	(1,525,274)
Inventories	(49,411)	637,596
Prepaid expenses and other current assets	(7,463)	(126,941)
Accounts payable	(152,183)	259,858
Accrued expenses and other current liabilities	479,950	12,685

Net cash provided by (used in) operating activities	362,289	(401,221)

Cash flows from investing activities
Capital expenditures	(84,345)	(86,517)
Other	61,454	—

Net cash used in investing activities	(22,891)	(86,517)

Cash flows from financing activities
Dividends paid	—	(225,168)

Net cash used in financing activities	—	(225,168)

Effect of foreign exchange fluctuations on cash	(360,513)	(181,570)

Net decrease in cash and cash equivalents	(21,115)	(894,476)
Cash and cash equivalents, beginning of period	1,354,155	1,901,613

Cash and cash equivalents, end of period	$1,333,040	$1,007,137

Supplemental cash flow disclosure
Cash paid for income taxes	$9,098	$52,260

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Standard (the “Company”) includes four commonly-controlled companies: Standard Auto Wreckers, Inc. (“Standard Auto”), End of Life Vehicles Inc. (“End of Life Vehicles”), Goldy Metals (Ottawa) Incorporated (“Goldy Metals Ottawa”) and Goldy Metals Incorporated (“Goldy Metals Toronto”). The Company’s primary business is auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lights and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then a) dismantles the vehicles and sells the recycled components at its full-service facilities or b) allows retail customers to directly dismantle, recover and purchase recycled parts at its self-service facilities. In addition, the Company purchases recycled OEM parts and related products from third parties for resale and distribution to its customers. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of revenue from the sale as scrap of the unusable parts and materials and from the sale of extended warranty contracts.

Standard Auto is incorporated in New York, End of Life Vehicles, Goldy Metals Ottawa and Goldy Metals Toronto all operate in Canada and are incorporated in the Province of Ontario. Collectively, the Company has three full-service dismantling and distribution facilities located in Niagara Falls, New York; Scarborough, Ontario; and Ottawa, Ontario. The Ottawa facility runs a self-service operation adjacent to its full-service operations and Goldy Metals Toronto has a second self-service operation in Scarborough, Ontario. End of Life Vehicles is a website based solution for individuals to arrange for an environmentally responsible disposal of their vehicle.

On May 19, 2015, each of the commonly-controlled companies described above was acquired by Fenix Parts, Inc. The acquisition did not include the capital stock of Dalana Realty, Inc. (“Dalana Realty”), Standard Auto Wreckers (Port Hope), Inc. (“Port Hope”), or Standard Auto Wreckers (Cornwall) Inc., which was formed by one of the Company shareholders in 2013 to acquire property in Cornwall, Ontario to allow for future expansion. These entities and their relationship to the Company are described in Note 2.

Note 2. Summary of Significant Accounting Policies

Basis of Preparation

These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of Standard and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

The combined financial statements include the accounts of Dalana Realty, the lessor of the premises from which Standard Auto operates. Dalana Realty and Standard Auto share common ownership. In April 2014, Port Hope, an Ontario corporation, was formed by one of the Company’s shareholders to hold new property to be used as a full-service dismantling and distribution facility in Port Hope, Ontario, to replace the Goldy Metals Toronto’s full-service operations in Scarborough which were not restarted after a fire at the facility in March 2014. The combined financial statements also include the accounts of Port Hope.

The Company has determined Dalana Realty and Port Hope are variable interest entities (“VIEs”) because the holders of the equity investment at risk do not have the obligation to absorb its expected losses or receive its residual returns. Furthermore, the Company has determined it is the primary beneficiary of the VIEs because the Company has the power to direct the activities that most significantly impact Delana Realty’s and Port Hope’s economic performance. The Company consolidates Dalana Realty and Port Hope. All intercompany transactions are eliminated in consolidation, and the VIE’s operating results are attributable to the noncontrolling interest in the Company’s combined statements of operations and all of its shareholder’s equity is reported separately from the Company’s shareholders’ equity in the Company’s combined balance sheets and statements of shareholders’ equity.

Foreign Currency

The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains were $500 and $0 at March 31, 2015 and 2014, respectively, and are included in operating expenses on the consolidated statements of operations.

Use of Estimates

The preparation of the Company’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns and discounts of approximately $191,000 and $85,000 at March 31, 2015 and December 31, 2014, respectively, within accrued expenses and other current liabilities.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as current liabilities on the combined balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $50,000 and $103,000 for the three months ended March 31, 2015 and 2014, respectively.

Net revenues of approximately $4,761,000 and $6,505,000 were reported by the Company’s Canadian entities for the three months ended March 31, 2015 and 2014, respectively.

Cost of Goods Sold

Cost of goods sold primarily includes a) amounts paid for the purchase of vehicles and parts for resale, b) related auction, storage and towing fees, and c) other costs of procurement and dismantling, primarily labor and overhead allocable to dismantling operations.

Operating Expenses

Operating expenses are primarily comprised of a) salaries and benefits of employees that are not related to the procurement and dismantling of vehicles, b) facility costs such as rent, utilities, insurance, repairs and taxes not allocated to dismantling operations, c) selling and marketing costs, d) costs to distribute products and scrap and e) other general and administrative costs.

Concentrations

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with several major financial institutions. The Company maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up the Company’s customer base. The Company controls credit risk through tough credit approvals, credit limits and monitoring procedures.

The Company obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. For 2015 and 2014, substantially all of the vehicles purchased by the Company for dismantling were acquired at auctions run by two salvage auto auction companies.

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company recorded a reserve for uncollectible accounts of approximately $170,000 at March 31, 2015 and $113,000 at December 31, 2014. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap. Inventory costs are established based upon the price the Company pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvage parts and scrap is determined using the average cost to sales percentage at the Company and applying that percentage to the Company’s inventory at expected selling prices. The average cost to sales percentage is derived from the Company’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources.

For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the product and current anticipated demand. If actual demand differs from the Company’s estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $203,000 and $170,000 for the three months ended March 31, 2015 and 2014, respectively. Approximately $2,259,000 and $2,370,000 of property and equipment, net of accumulated depreciation and amortization, was held by Dalana Realty and Port Hope as of March 31, 2015 and December 31, 2014, respectively. Approximately $6,175,000 and $6,878,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Company’s Canadian entities as of March 31, 2015 and December 31, 2014, respectively.

Estimated useful lives are as follows:

Buildings	39 years
Building and Land improvements	15 years
Office equipment	3 - 10 years
Vehicles, trailers and yard equipment	5 - 10 years
Leasehold improvements	10 -15 years or life of lease, if shorter

The Company evaluates the recoverability of the carrying amount of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no such events or changes in the three months ended March 31, 2015 and 2014.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the three months ended March 31, 2015 or 2014.

Income taxes

Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company policy is to include interest and penalties associated with income tax obligations in income tax expense.

Fair Value Measurements

Fair value of financial assets and liabilities are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company is required to classify fair value measurements in one of the following categories:

•	Level 1 - inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 - inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

•	Level 3 - inputs are defined as unobservable inputs for the assets or liabilities. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, the Company has no assets or liabilities that require recurring fair value measurements. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company’s combined financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The Company’s debt and related party receivables are carried at cost which approximates fair value due to their variable or fixed interest rates, which are consistent with the interest rates in the market.

The Company may be required, on a non-recurring basis, to adjust the carrying value of its property and equipment or goodwill. When necessary, these valuations may be determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment during the three months ended March 31, 2015 or 2014.

Recent Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of VIEs, and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In August 2014, the FASB issued ASU No. 2014-15 which amends Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the Company’s fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its combined financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, although the FASB has proposed a deferral to this effective date to annual reporting periods beginning after December 15, 2017. Early adoption is not permitted under ASU 2014-09, although the proposed deferral would permit early application only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its combined financial statements.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends FASB ASC Topic 205, Presentation of Financial Statements, and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard effective January 1, 2015. Adoption did not have a material impact on the Company’s combined financial statements.

Note 3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued salaries and employee costs	$286,138	$140,860
Reserve for returns and discounts	191,434	84,615
Income taxes payable	622,015	443,377
Other liabilities	541,454	518,871

	$1,641,041	$1,187,723

Note 4. Commitments and Contingencies

Leases

Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $15,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

Litigation and Related Contingencies

The Company is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. The Company currently expects that the resolution of any other contingencies arising from compliance with these laws and regulations will not materially affect its combined financial position, results of operations or cash flows.

The Province of Ontario has filed a civil lawsuit against Goldy Metals Toronto and the owner of the land on which the facility is located claiming damages of CAD $10.5 million plus pre- and post-judgment interest and court costs, for alleged historical and spill-related contamination and property encroachment damage. The lawsuit is currently in the pre-discovery stage and no accrual has been recorded.

Note 5. Income Taxes

For the three months ended March 31, 2015 and 2014, the effective tax rate was 28.0% and 14.3% respectively. The effective tax rates differ from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2015 and December 31, 2014, was approximately $499,000 and $458,000, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is generally no longer subject to examination in the Company’s primary tax jurisdiction for tax years through 2011. The Company is not currently subject to any audits or examinations. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Note 6. Related-Party Transactions

The Company had related party payables of approximately $2,258,000 and $2,409,000 at March 31, 2015 and December 31, 2014, respectively. These amounts are due to Goldy Metals Holdings, Inc., the majority owner of Dalana Realty, for funds advanced to Dalana Realty and Port Hope for working capital needs, are payable on demand and bear no interest.

The Company had related-party receivables of approximately $243,000 at Mach 31, 2015. This amount consisted of a loan receivable from Goldy Metals Holdings, Inc. of approximately $100,000, a loan receivable of approximately $101,000 from 1321 Erie Rd., a related party through common ownership, and certain advances to shareholders and other related entities of approximately $44,000. The Company had related-party receivables of approximately $256,000 at December 31, 2014. This amount consists of a loan receivable from Goldy Metals Holdings, Inc. of approximately $109,000, a loan receivable of approximately $104,000 from 1321 Erie Rd., a related party through common ownership, and certain advances to shareholders and other related entities of approximately $43,000. These receivables represent advances from the Company to pay various operating expenses of the related parties and are due on demand. None of the receivables bears interest, with the exception of the 1321 Erie Road note which has a fixed rate of 2.5% per annum.

The Company leases one of its Goldy Metals Toronto facilities from a shareholder on a month-to-month basis. Rent is paid at the rate of approximately $6,000 per month and no amounts were payable at March 31, 2015 or December 31, 2014.

Note 7. Fire at Toronto Facility

On March 3, 2014, a fire occurred at the Goldy Metals Toronto facility located in Scarborough, Ontario. The fire destroyed the dismantling facility and a substantial portion of the location’s inventory. The Company received approximately $2,597,000 in insurance proceeds in and recognized a $758,000 gain within other income in the year ended December 31, 2014 as a result of the settlement of lost inventory, damaged buildings and other miscellaneous items from the fire.

The Company recorded impairment and other charges of $1,750,000 which were offset by expected insurance recoveries of approximately $1,258,000 (of which approximately $136,00 was received during the period) for a net loss of $492,000.

For the three months ending March 31, 2015, the Company did not incur any additional charges but received insurance recoveries of approximately $258,000 which was recognized as income when received. As of June 29, 2015, the Company is in process of completing the insurance claim. At this time, the Company is uncertain if it will receive any additional recoveries from the insurance company.

Note 8. Common Stock

The capital structure of the combined entities as of March 31, 2015 and December 31, 2014, was as follows:

	Common stock, no par value		Additional Paid-in Capital
	Authorized	Issued
Standard Auto	1,000	200	$1,427,429
End of Life Vehicles	unlimited	200	20
Goldy Metals Ottawa	unlimited	100	248,873
Goldy Metals Toronto	unlimited	10,000	3,381,718

			$5,058,040

Note 9. Subsequent Event

On May 19, 2015, each of the commonly-controlled companies described above was acquired by Fenix Parts, Inc. for approximately $46.6 million, subject to working capital and other adjustments. The acquisition did not include the capital stock of Dalana Realty, Port Hope or Cornwall, Fenix Parts, Inc. entered into lease arrangements with the owners of those entities for certain properties on which Standard conducts its automobile recycling operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

In this section, the words “we,” “ours,” and “us” refer to Fenix Parts, Inc., both before and after the IPO and Combinations unless the context suggests otherwise. From time to time, information provided by the Company or statements made by our employees may contain forward-looking information that involves risks and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including but not limited to our expectations regarding revenue, business strategy, anticipated operating results and anticipated cash requirements) may be forward-looking statements. Our actual results could differ materially from those set forth in any forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Risk Factors” contained in our registration statement on Form S-1 that became effective on May 13, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, it is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As a result, investors should not consider the foregoing factors as an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ. In light of these risks, uncertainties and assumptions, the forward-looking items discussed in this report might not occur.

Overview

Fenix was founded in January 2014 to create a leading recycler and reseller of OEM automotive products in the United States and Canada. We completed an initial public offering (“IPO”) of our common stock and acquired the Founding Companies, described below, on May 19, 2015. Our primary business is auto recycling, which is the recovery and resale of insurance quality OEM parts, components and systems reclaimed from damaged, totaled or low value vehicles. We sell recycled OEM products to collision repair shops, also known as body shops, and mechanical repair shops, auto dealerships and individual retail customers through centralized distribution facilities. Our recycled OEM products include mechanical parts used to repair worn or damaged components, such as engines and transmissions, and collision repair parts used to repair vehicles typically involved in a collision, such as door assemblies, trunk lids, lights, fenders and other products. We also sell aftermarket parts. We have nine full-service recycling facilities, concentrated in the Northeastern United States and Southeastern Canada. These locations include Binghamton, NY, Niagara Falls, NY, Pennsburg, PA, Rahway, NJ, Ottawa, Ontario, Port Hope, Ontario, Queensbury, NY, Watertown, NY and Jacksonville, FL. We have four self-service locations, two of which are co-located with full-service facilities. Our self-service locations are in Binghamton, NY, Elmira, NY, Ottawa, Ontario and Scarborough, Ontario. At these self-service locations, we allow retail customers to directly dismantle, recover and purchase recycled OEM products. Once each of our vehicles has been dismantled, we sell as scrap the remaining materials.

The Company completed its IPO on May 19, 2015 and its 2,000-for-1 common stock split immediately before the closing of the IPO. As a result, all share and per share information presented in the Company’s consolidated financial statements has been adjusted to retroactively reflect the common stock split. The Company raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $102.0 million in the IPO after paying the underwriter’s discount and other offering costs. The number of shares sold includes 1.8 million sold pursuant to an overallotment agreement with the underwriters.

Concurrently with the closing of our initial public offering, we acquired in the Combinations eleven corporate entities that conduct eight businesses: (i) Don’s Automotive Mall, Inc. (“Don’s”), (ii) Eiss Brothers, Inc. (“Eiss Brothers”), (iii) Gary’s U-Pull It, Inc. (“Gary’s”), (iv) Green Oak Investments LLC dba GO Auto Recycling (“GO Auto”), (v) Horseheads Automotive Recycling, Inc. (“Horseheads”), (vi) Jerry Brown, Ltd. (“Jerry Brown”), (vii) Leesville Auto Wreckers, Inc. (“Leesville”) and (viii) Standard Auto Wreckers, Inc. and its three Canadian affiliates (collectively, “Standard”). All of these companies are collectively referred to as the “Founding Companies.” Don’s, Gary’s and Horseheads are under common control and are referred to collectively as “Beagell Group.” Beagell Group and Standard are referred to collectively as the “co-predecessors.” The Founding Companies were acquired for a combination of cash and shares of our common stock or shares of our subsidiary. A portion of the net proceeds from the IPO, supplemented by new borrowing, were used to pay the $88.1 million cash portion of the consideration at closing in the Combinations.

The financial statements in this Form 10-Q relate to periods prior to the IPO and the Combinations. The accompanying financial statements of Fenix Parts, Inc. as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and January 2, 2014 (inception) to March 31, 2014 reflect activities to effect the IPO and the Combinations. Fenix Parts, Inc. did not engage in automobile parts recycling during these periods. The accompanying financial statements of Beagell Group and Standard, the co-predecessors of Fenix Parts Inc. as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, reflect the financial position and results of operations of their respective automobile recycling businesses prior to the Combinations.

Sources of Revenue

The historical automobile recycling revenues of the co-predecessors and other Founding Companies and our consolidated revenues after the combinations consists of: (i) recycled OEM and related products, and (ii) other sources. We sell recycled OEM and related products to collision repair shops and mechanical repair shops, parts suppliers and individual retail customers through centralized distribution facilities. Our recycled OEM and related products include mechanical parts used to repair worn or damaged components, such as engines, transmissions, transfer cases, air conditioning compressors and knee assemblies, and collision repair parts used to repair vehicles typically involved in a collision, such as doors, lids, gates, front and rear bumpers, and headlights. In addition, we purchase recycled OEM and related products from third parties for resale and distribution to our customers.

Other revenues primarily include the disposal of end of life vehicles and related scrap sales. We obtain scrap metal from several sources, including vehicles that have been used in both our full-service and self-service recycling operations. Other revenues will vary based on fluctuations in commodity prices and the volume of materials sold. We sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or five years in the case of lifetime warranties.

The demand for our products and services is influenced by several factors, including the number of vehicles on the road, the number of miles being driven, the number and age of drivers, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, availability and pricing of new OEM parts and local weather conditions.

There is no standard price for many of our products, but rather a pricing structure that varies based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained and competitor pricing.

Cost of Goods Sold

Our cost of goods sold for recycled OEM and related products includes the price we pay for the vehicles we purchase and, where applicable, auction, storage and towing fees. We acquire vehicles for dismantling from several sources, including auto salvage auctions and from the public. Prices for vehicles may be impacted by a variety of factors, including the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles, and the status of laws regulating the titling of “total loss” vehicles and the bidders of vehicles at auction. Our cost of goods sold also includes the price we pay to third parties for recycled OEM and related products purchased for resale and labor and other costs we incur to acquire and dismantle vehicles.

Some of our mechanical products are sold with a warranty against defects which could result in product returns. We record the estimated returns reserves at the time of sale using historical returns information to project future returns and related expenses.

Expenses

Our facility expenses primarily consist of costs of operations and distribution. These costs include (1) wages for the operating management, facility and distribution personnel, related incentive compensation and employee benefits; (2) costs to occupy and operate the facility including rent, utilities, insurance and taxes; (3) repairs and maintenance costs related to our facilities and equipment; and (4) other facility expenses. Our distribution and operations expenses are integral to the operation of each facility and primarily include our costs to prepare and deliver our products to our customers. These costs include labor costs for drivers, fuel, third party freight costs, local delivery and transfer truck leases or rentals and related repairs and maintenance, insurance, and supplies. The costs included in facility expenses do not relate to vehicle purchasing and to the dismantling process and, therefore, are classified below the gross margin line on our statement of operations.

Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Most of our product sales personnel are paid on a commission basis. The size and quality of our sales force are critical to our ability to respond to our customers’ needs and increase our sales volume.

Our general and administrative expenses primarily include the costs of our corporate offices and field support services center that provide field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, IT system support and maintenance expenses, accounting, legal and other professional fees, and supplies. After the IPO and Combinations, general and administrative expenses will include expenses associated with our operation as a public company, including audit, legal, accounting, investor relations and rent.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon both the individual consolidated or combined financial statements of Fenix Parts, Inc. (prior to the IPO and Combinations) and the co-predecessors, as well as a discussion of the pro forma results of operations for the Company as if the Combinations had taken place on January 1, 2014, all of which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

For our recycled OEM and related products, we recognize and report revenue from the sale of recycled OEM and related products when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns (often pursuant to standard warranties on sold products), discounts and allowances that management estimates based upon historical information. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence. For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or five years in the case of lifetime warranties.

For our other services revenue, we recognize revenue from the sale of scrap, cores and other metals when ownership has transferred, which typically occurs upon delivery to the customer.

Inventory Accounting

Our recycled OEM and related product inventory cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to salvaged parts and scrap is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Business Combinations

We record our acquisitions, all of which occurred after the date of the accompanying financial statements, under the acquisition method of accounting, under which most of the assets acquired and liabilities assumed are initially recorded at their respective fair values and any excess purchase price is reflected as goodwill. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration, if any. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

We make assumptions about the value of tangible assets purchased in the Combinations, particularly for inventory and property and equipment. Inventory was marked up to 90% of its estimated selling price representing the inventory’s cost and estimated related profit margin. Selling costs and related profit margin were estimated at all Founding Companies to be 10%. The acquired inventory is expected to be sold within 18 months. Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment is determined based on historical experience using such assets and varies from 3-20 years depending on the Founding Company and nature of the assets. All property and equipment is depreciated using the straight-line method.

The fair value of customer relationships and trade names acquired in business combinations are based on a number of significant assumptions. Trade names are valued using a “relief from royalty” method, which models cash savings from owning intangible assets as compared to paying a third party for their use. Descriptions of the inputs into this method, and the estimates or ranges of these inputs used for all of the Combinations are as follows:

Compound annual revenue growth rate over term of use	3%-7.9%
Percentage of revenue attributable to trade name in forecast year	20%-100%
Royalty rate	2%
Discount rate	12.5%-14%
Tax rate	38.6%-40.9%

The expected useful life of trade names, which we have established as five years, is based on our planned timeframe for using the existing trade names we purchased in the Combinations. We expect to amortize such trade names using the straight-line method as no other method of amortization is more representative of our usage of these assets.

Customer relationships are valued using an income approach called the multi-period excess earnings method, a form of discounted cash flow that estimates revenues and cash flows derived from the use of the intangible asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as other intangible assets or property and equipment, that contributed to the generation of the cash flows to arrive at cash flows attributable solely to the intangible asset being valued. Descriptions of the inputs into this method, and the estimates or ranges of these inputs used for all of the Combinations are as follows:

Compound annual revenue growth rate in forecast period	2.1%-3.8%
Annual customer attrition rate	10%
Gross margin in forecast period	31.8%-47.5%
Contributory asset charges as a percentage of revenue	0.1%-3.4%
Discount rate	13.5%-16.0%
Tax rate	38.6%-40.9%

The expected useful life of customer relationships is established as 15 years, which is the period over which these assets are expected to reasonably contribute to future cash flows. We expect to amortize such customer relationships using an accelerated method that reflects a greater relative contribution to future cash flows in the earlier years of the assets’ useful lives.

We also make assumptions to value off-market leases we expect to enter into as part of the Combinations. Such leases are recorded as assets or liabilities when applying the acquisition method and we expect to amortize these assets or liabilities over the 15 year life of the leases so that aggregate rent expense reflects market rates. Amounts relating to off-market leases that are recorded under the acquisition method are calculated based on a cost approach to value the land and buildings on a fee simple basis and then by applying a capitalization rate to that value to calculate a market rate. Cost estimates are obtained by analyzing recent sales transactions for similar properties.

The estimated fair values are subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

For certain acquisitions, we issued contingent consideration under which additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. Each contingent consideration obligation is measured at the acquisition date fair value of the consideration, which is determined using the discounted expected cash flows. At each subsequent reporting period, we measure the liability at fair value and record any changes to the fair value. The fair value measurement of the liability is performed by our corporate accounting department using current information about key assumptions, with the input from our sales and operating management. Each reporting period, we evaluate the performance of the business compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the contingent payment targets when updating our estimates.

Goodwill Impairment

We are required to assess our goodwill for impairment at least annually for each reporting unit that carries goodwill. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is in excess of its carrying value. If not, or if we elect to not perform a qualitative assessment, we then perform a quantitative impairment test. The first step of the quantitative test includes us estimating the fair value of the reporting unit and comparing that estimated fair value to the reporting unit’s carrying value. If fair value exceeds carrying value, then no impairment is deemed to exist. Otherwise, we proceed to the second step and use that estimated fair value as a hypothetical purchase price for the reporting unit to determine the resulting “implied” goodwill (computed similarly to how goodwill is computed under acquisition accounting described above). An excess of a reporting unit’s recorded goodwill over its “implied” goodwill is reported as an impairment charge. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events or circumstances indicate that an impairment may exist. We are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit.

Our reporting unit fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. Nonetheless, these valuations are subject to significant subjectivity and assumptions, including estimates of future sales growth rates, gross margin patterns, changes in operating expenses, terminal values, discount rates and comparable companies. Changes in such assumptions or estimates may require us to record goodwill impairment charges.

Impairment of Long-Lived Assets

We evaluate the carrying value of intangible assets, such as trade names and customer relationships, and other long lived assets for impairment whenever indicators of impairment exist. We test these assets for recoverability by comparing the net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. If the assets are recoverable, an impairment loss does not exist and no loss is recorded. If the assets are not recoverable, an impairment loss is recognized for any deficiency of the asset or asset group’s fair value compared to their carrying value. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our business, there is significant judgment in determining the cash flows attributable to these assets, including markets and market share, sales volumes and mix, capital spending and working capital changes.

Accounting for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for certain tax credit carryforwards. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income, the ability to carryback losses and other relevant factors.

In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be required. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained if challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Recently Issued Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements for Fenix Parts, Inc.

Fenix Parts, Inc.

Overview

Fenix was founded on January 2, 2014 for the purpose of effecting the Combinations and IPO. Fenix had no automobile recycling operations before May 2015 and had two employees during the periods discussed below. During 2015 and 2014, Fenix incurred various legal, accounting and administrative costs in preparation of IPO, the Combinations and assuring Fenix’s continued viability upon consummation of these transactions.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Period from January 2, 2014 (inception) to March 31, 2014

Fenix did not incur any facility or selling expenses for the period from January 2, 2014 through March 31, 2015. Fenix’s general and administrative expenses, which are also the approximate amount of net loss for the periods, were $2.6 million for the three months ended March 31, 2015 and a nominal amount for the period from inception, January 2, 2014, to March 31, 2014. Fenix began to incur significant operating expenses, primarily accounting, legal and tax expenses after March 31, 2014 and incurred a significant amount of such expenses in the three months ended March 31, 2015 as it prepared for the IPO and the Combinations.

Liquidity and Capital Resources

Fenix’s source of funding was capital raises of $5.4 million of cash through March 31, 2015 from a small group of investors.

Net cash used in operating activities totaled $2.1 million for the three months ended March 31, 2015, which, combined with cash used in previous periods, resulted in $149,000 of the cash capital raise left on hand as of March 31, 2015.

Beagell Group

Overview

The Beagell Group, a co-predecessor, includes three commonly-controlled companies: Don’s, Gary’s and Horseheads. Don’s and Gary’s were founded in 1979 in Binghamton, New York, and Horseheads was founded in 1990 in Elmira, New York. Don’s sells recycled OEM products through its two full-service dismantling and distribution facilities located in Binghamton, New York and Pennsburg, Pennsylvania. As of March 31, 2015, Don’s operated a total of six dismantling bays and had approximately 81 full-time employees. Gary’s and Horseheads sell recycled OEM products through their self-service facilities in Binghamton and Elmira, New York. As of March 31, 2015, Gary’s and Horseheads together had approximately 39 additional employees.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

Revenue decreased by $366,000, or 4.9%, to $7.1 million for the three months ended March 31, 2015 from $7.4 million for the three months ended March 31, 2014. The decrease in revenue was due to an increase of recycled parts sales at the full-service location that was more than offset by lower revenue at the self-service operations primarily due to lower scrap sales.

Cost of Goods Sold

Cost of goods sold decreased by $159,000, or 3.2%, to $4.9 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014. The small decrease in cost of goods sold resulted primarily from of the cost impact of lower scrap sales. As a percentage of revenue, cost of goods sold increased to 68.9% of revenue for the three months ended March 31, 2015 compared to 67.7% of revenue for the three months ended March 31, 2014.

Operating Expenses

Operating expenses increased by $213,000, or 13.7%, to $1.8 million for the three months ended March 31, 2015 from $1.6 million for the three months ended March 31, 2014. The increased operating expenses resulted primarily from higher overall payroll costs and medical costs.

Net Income

Net income decreased by $465,000, or 55.7%, to $0.4 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014. This decrease was primarily due to the reductions in revenue and gross margin described above and higher operating expenses. As a percentage of revenue, net income decreased to 5.3% of revenue in the three months ended March 31, 2015 compared to 11.3% of revenue in the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of ongoing liquidity are cash flows from operations. Net cash provided by operating activities totaled $0.4 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014. The lower cash from operating activities resulted mostly from a decrease in net income. Inventory is the largest operating use of cash and, as of March 31 2015, $6.6 million of inventory was on hand, compared to $6.7 million as of December 31, 2014.

Net cash used in investing activities was approximately $70,000 for the three months ended March 31, 2015, compared to $37,000 for the three months ended March 31, 2014. The change in cash used in investing activities primarily resulted from an increase in capital expenditures.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2015, compared to $30,000 for the three months ended March 31, 2014. The change in cash used in financing activities primarily resulted from more shareholder distributions in the three months ended March 31, 2015.

Working capital was $9.6 million as of March 31, 2015 and $9.2 million as of December 31, 2014.

Standard

Standard Auto Wreckers, Inc., was founded in 2005, in Niagara Falls, New York; End of Life Vehicles Inc. was founded in 2007 in Toronto, Ontario; Goldy Metals Incorporated was founded in 1979 in Toronto, Ontario; and Goldy Metals (Ottawa) Incorporated was founded in 2013 in Ottawa, Ontario. We collectively refer to Standard Auto Wreckers, Inc. and its three Canadian affiliates as “Standard” and consider it a co-predecessor company.

Standard sells recycled OEM products through three full-service dismantling and distribution facilities located in Niagara Falls, New York; Scarborough, Ontario; and Ottawa, Ontario. As of March 31, 2015, Standard operated a total of 22 dismantling bays and had 191 full-time employees. Both the Scarborough and Ottawa facilities run self-service operations adjacent to the full-service operation. An additional full-service dismantling and distribution facility with 12 dismantling bays was added in Port Hope, Ontario in 2014 to replace the Scarborough full-service operation and allow for the expansion of the self-service operation.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

Revenue decreased by $1.9 million, or 25.3%, to $5.6 million for the three months ended March 31, 2015 from $7.5 million for the three months ended March 31, 2014. The decrease in revenue was primarily due to lower scrap prices, which negatively impacted their self-service operations, and standard’s decision to accumulate scrap with a view to selling it when scrap prices stabilize.

Cost of Goods Sold

Cost of goods sold decreased by $1.9 million, or 34.8%, to $3.6 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014. The lower cost of goods sold resulted primarily from the decrease in revenue offset by better margins at facilities that replaced Toronto’s capacity in 2015. As a percentage of revenue, cost of goods sold decreased to 64.0% of revenue for the three months ended March 31, 2015 compared to 73.3% of revenue for the three months ended March 31, 2014.

Operating Expenses

Operating expenses increased by $670,000, or 51.2%, to $2.0 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014. The higher operating expenses resulted primarily from expenses incurred related to capacity expansion in 2015.

Net Income

Net income increased by $90,000 to $0.2 million for the three months ended March 31, 2015 from $0.1 million for the three months ended March 31, 2014. This increase was primarily due to increased margins in 2015 and a charge in 2014 for fire-related costs recorded in other loss that did not recur. In the three months ended March 31, 2014 the Company recorded approximately $0.4 million in losses related to the Toronto fire, net of insurance recoveries. In the three months ended March 31, 2015, the Company recorded recoveries of $0.3 million related to the Toronto fire

Liquidity and Capital Resources

Sources of ongoing liquidity are cash flows from operations. Net cash provided by operating activities totaled $0.5 million for the three months ended March 31, 2015, compared to net cash used by operating activities of $0.4 million for the three months ended March 31, 2014. The higher cash from operating activities resulted mostly from a decrease in accounts receivable and accrued expenses, partially offset by a net loss and an increase in inventory. Inventory is the largest operating use of cash and, as of March 31 2015, $10.8 million of inventory was on hand, compared to $11.1 million as of December 31, 2014.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2015, and for the three months ended March 31, 2014.

Net cash used in financing activities was $0 for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014. The change in cash used in financing activities primarily resulted from payment of dividends in 2014.

Working capital was $8.9 million at March 31, 2015 and $8.7 million as of December 31, 2014.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations. In addition, we have entered into a $35.0 million senior secured credit facility with BMO Harris Bank N.A. under which we have borrowed $10.0 million and utilized $5.9 million of letters of credit on the closing date of the Combinations. We do not expect to utilize the credit facility as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do intend to maintain availability as we continue to expand our facilities and network.

The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles.

As part of the consideration for certain of the Combinations, we entered into contingent consideration agreements with the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. For our Combination with Jerry Brown, we are required to pay (a) up to an additional $1.75 million if the business achieves certain revenue targets during the twelve-month period beginning with the month following the month of closing of this offering and (b) an additional, uncapped amount if the business achieves certain EBITDA targets during 2016. Based on our evaluation of the likelihood of meeting these performance targets, we recorded a liability for the Combination date fair value of the contingent consideration of $3.1 million. We expect to fund these payments through either cash generated from operations or through draws on our revolving credit facility.

The Combination Agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of Combination Consideration which will be payable only if certain performance hurdles are achieved. The maximum amount of consideration that is subject to holdback for Eiss Brothers is $245,000 in cash plus 11,667 shares of our common stock, of which none, some or all will be released to Eiss Brothers depending upon its EBITDA during the twelve-month period beginning with the month following the month of the closing of this offering. The maximum amount of consideration that is subject to holdback for the Canadian Founding Companies is $5.9 million in cash (or, at our option, in the form of a letter of credit under our credit facility) plus 280,000 Exchangeable Preferred Shares, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning with the month following the month of the closing of this offering. Based on our evaluation of the likelihood of meeting these performance targets, we recorded a liability for the Combination date fair value of the contingent consideration of $8.1 million. We expect to fund the related cash payments through either cash generated from operations or through draws on our credit facility.

We intend to continue to evaluate markets for potential growth through selected business acquisitions and the internal development of distribution and dismantling facilities. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our future business acquisitions and our internal development efforts. We expect our credit facility to provide additional sources of liquidity to fund acquisitions.

We believe that our current cash and equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. From time to time, we may need to raise additional funds through public or private financing, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Contractual Obligations and Commercial Commitments

We have a sub lease for office space whose term is May 1, 2015 to September 30, 2018. Cash payments for rent under this lease by year are:

2015	$90984
2016	139,319
2017	143,110
2018	129,939

Total	$403,352

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in our gross margins.

Our operations in Canada are also exposed to changes in the relationship between the U.S. dollar and the Canadian dollar. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. This information is intended to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to the Company’s and the Founding Companies’ lack of accounting personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as previously disclosed in our final prospectus dated May 14, 2015 (the “Final Prospectus”) included in our Registration Statement on Form S-1 filed on April 8, 2015 and declared effective on May 13, 2015 (Registration No. 333-203296) (the “Registration Statement”).

During the period covered by the evaluation of the Company’s disclosure controls and procedures, we were not in control of the Founding Companies. We acquired the Founding Companies on May 19, 2015 after the initial public offering of our common stock on May 14, 2015. Since that time, we have initiated and are continuing to make various efforts to remediate these weaknesses in our internal control, as further disclosed in the Final Prospectus.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Final Prospectus.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company was formed and initially capitalized in January 2014 when an aggregate of 1,800,000 shares of our common stock were issued and sold to five investors for the nominal cash consideration of $0.001 per share.

In March and April 2014, we issued and sold an aggregate of 402,000 shares of common stock to 13 investors for a purchase price of $5.00 per share.

During the period of September 2014 through April 2015, we issued and sold an aggregate of 546,923 shares of common stock to 37 investors for an ultimate purchase price of $6.50 per share.

All share and price per share numbers above have been adjusted to reflect the 2,000-for-1 common stock split that occurred immediately prior to the closing of our initial public offering.

No underwriters were involved in these sales of unregistered shares of common stock.

Use of Proceeds

On May 14, 2015, we priced the initial public offering of our common stock. Under the Registration Statement, we registered, issued and sold 13,800,000 shares of our common stock, including 1,800,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $8.00 per share for an aggregate offering price of $110.4 million. The offering closed on May 19, 2015, and the underwriters’ exercise of their overallotment option closed on May 22, 2015.

BMO Capital Markets and Stifel acted as joint book-running managers for the offering. BB&T Capital Markets and Barrington Research acted as co-managers.

We received net proceeds in the offering, including net proceeds from the exercise of the underwriters’ option, of approximately $101.6 million after deducting underwriting discounts and commissions of approximately $6.72 million and offering-related expenses of approximately $1.1 million. The offering-related expenses included approximately $350,000 in legal fees paid to our counsel, Johnson and Colmar, one of whose partners is our assistant secretary. With this exception, all of our offering-related expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates. The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred.

A portion of the net proceeds received in the offering was used to fund the approximately $88.1 million cash portion of the consideration paid in the combinations with our founding companies, including $6.8 million in cash for adjustments required under the combination agreements with the founding companies. The balance of the net proceeds will be used for the acquisitions of additional automotive recycling businesses and for general corporate purposes.

There has been no material change in the use of proceeds from the initial public offering as described in the Registration Statement under “Use of Proceeds.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

**	To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fenix Parts, Inc.

Dated: June 29, 2015	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)