Form 10-Q/A
period 2015-03-31
Fenix Parts, Inc.
filed 2015-07-29
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

At June 29, 2015, the registrant had issued and outstanding an aggregate of 19,706,673 shares of Common Stock.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on June 29, 2015, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Item 6.  Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fenix Parts, Inc.

Dated: July 29, 2015	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Fenix Parts, Inc. for the period ended March 31, 2015

**	Previously furnished as an exhibit to the Quarterly Report on Form 10-Q of Fenix Parts, Inc. for the period ended March 31, 2015

***	Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T