Form 10-Q
period 2015-06-30
Fenix Parts, Inc.
filed 2015-09-14
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Registrant’s telephone number, including area code: 708-407-7200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period and the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 14, 2015, the registrant had issued and outstanding an aggregate of 19,766,386 shares of Common Stock.

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

FENIX PARTS, INC.

FORM 10-Q

		Page No.
PART I—Financial Information		5

Item 1.	Financial Statements	5

	Fenix Parts, Inc.

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	5

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and the three months ended June 30, 2014 and the Period from January 2, 2014 (Inception) to June 30, 2014	7

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the six months ended June 30, 2015 and the Period from January 2, 2014 (Inception) to June 30, 2014	8

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and the Period from January 2, 2014 (Inception) to June 30, 2014	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

	Beagell Group (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheet as of December 31, 2014	25

	Unaudited Condensed Combined Statements of Operations for the Period from April 1, 2015 to May 18, 2015, the three months ended June 30, 2014, the Period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014	26

	Unaudited Condensed Combined Statements of Shareholders’ Equity for Period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014	27

	Unaudited Condensed Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014	28

	Notes to Unaudited Condensed Combined Financial Statements	29

	Standard (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheet as of December 31, 2014	35

	Unaudited Condensed Combined Statements of Operations and Comprehensive Loss for the Period from April 1, 2015 to May 18, 2015, the three months ended June 30, 2014, the Period from January 1, 2015 to May 18, 2015, and the six months ended June 30, 2014	36

	Unaudited Condensed Combined Statements of Shareholders’ Equity for the Period from January 1, 2015 to May 18, 2015 and the six months ended June 20, 2014	37

	Unaudited Condensed Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014	38

	Notes to Unaudited Condensed Combined Financial Statements	39

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,044,308	$453,047
Accounts receivable, net of allowance	4,099,226	—
Inventories	39,020,905	—
Prepaid expenses and other current assets	1,285,402	50,000
Deferred stock offering costs	—	346,369

Total current assets	63,449,841	849,416

PROPERTY AND EQUIPMENT
Leasehold improvements	1,130,075	—
Vehicles	2,581,655	—
Machinery and equipment	7,991,524	—
Accumulated depreciation and amortization	(337,061)	—

Property and equipment, net	11,366,193	—

OTHER NON-CURRENT ASSETS
Goodwill	69,797,910	—
Intangible assets, net	34,104,475	—
Indemnification receivable	4,243,851	—
Other non-current assets	62,518	—
Investment in related party	397,000	—

Total non-current assets	108,605,754	—

TOTAL ASSETS	$183,421,788	$849,416

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Account payable	$2,947,818	$1,673,259
Accrued expenses and other current liabilities	3,590,636	303,731
Sales return reserve	747,087	—
Amounts due to related parties	4,235,001	—
Deferred warranty revenue – current	195,025	—
Deferred income tax liabilities	3,344,999	—
Deferred rent	60,080	—
Current portion of long-term debt	625,000	—
Current portion of related party long-term debt	100,000	—

Total current liabilities	15,845,646	1,976,990

NON-CURRENT LIABILITIES
Deferred warranty revenue, net of current portion	65,763	—
Long-term related party debt, net of current portion	100,000	—
Long-term debt, net of current portion	8,835,306	—
Deferred income tax liabilities	14,695,635	—
Amounts due to related parties, net of current portion	1,344,000	—
Reserve for uncertain tax positions	4,618,608	—
Contingent consideration liabilities	11,033,000	—

Total non-current liabilities	40,692,312	—

TOTAL LIABILITIES	56,537,958	1,976,990

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,475,837 shares issued and outstanding at June 30, 2015; 2,429,333 shares issued and outstanding at December 31, 2014	19,476	2,429
Additional paid-in capital	130,519,498	3,616,571
Accumulated other comprehensive loss	(705,185)	—
Accumulated deficit	(11,349,959)	(4,746,574)

Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	118,483,830	—

Noncontrolling interest	8,400,000	—

Total shareholders’ equity (deficit)	126,883,830	(1,127,574)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$183,421,788	$849,416

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended June 30, 2015	Period from January 2, 2014 (Inception) to June 30, 2014
	June 30, 2015	June 30, 2014

Net revenues	$11,470,896	$—	$11,470,896	$—
Cost of goods sold	10,008,151	—	10,008,151	—

Gross profit	1,462,745	—	1,462,745
Operating expenses	9,014,831	627,629	11,644,039	627,814

Operating loss	(7,552,086)	(627,629)	(10,181,294)	(627,814)
Interest expense	(21,870)	—	(21,870)	—
Interest income	17,101	—	17,104	—
Other (expense) income, net	(1,721,442)	369	(1,721,442)	370

Loss before income tax expense	(9,278,297)	(627,260)	(11,907,502)	(627,444)
Benefit for income taxes	(5,304,117)	—	(5,304,117)	—

Net loss	(3,974,180)	(627,260)	(6,603,385)	(627,444)
Foreign currency translation adjustment	(705,185)	—	(705,185)	—

Net comprehensive loss	$(4,679,365)	$(627,260)	$(7,308,570)	$(627,444)

Loss per share available to common shareholders (Note 2)
Basic & Diluted	$(0.33)	$(0.29)	$(0.91)	$(0.31)

Shares used in computing earnings per share
Basic & Diluted	11,388,524	2,156,400	7,003,537	2,007,028

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total shareholders equity (deficit)
	Shares	Amount
Balance at January 1, 2015	2,429,333	$2,429	$3,616,571	$—	$(4,746,574)	$—	$(1,127,574)
Shareholder contributions prior to initial public offering	319,594	320	2,077,041	—	—	—	2,077,361
Net proceeds from initial public offering	13,800,000	13,800	101,264,806	—	—	—	101,278,606
Issuance of Fenix shares for Combination Consideration	2,874,971	2,875	22,996,893	—	—	—	22,999,768
Issuance of Fenix Canada preferred shares for Combination Consideration	—	—	—	—	—	8,400,000	8,400,000
Compensation for pre-IPO services	20,000	20	216,780	—	—	—	216,800
Leesville retention bonus	31,939	32	285,224	—	—	—	285,256
Share based awards	—	—	62,183	—	—	—	62,183
Foreign currency translation adjustment	—	—	—	(705,185)	—	—	(705,185)
Net loss	—	—	—	—	(6,603,385)	—	(6,603,385)

Balance at June 30, 2015	19,475,837	$19,476	$130,519,498	$(705,185)	$(11,349,959)	$8,400,000	$126,883,830

Balance at January 2, 2014 (inception)	—	$—	$—	$—	$—	$—	$—
Shareholder contributions	2,086,000	2,086	2,008,214	—	—	—	2,010,300
Net loss	—	—	—	—	(627,444)	—	(627,444)

Balance at June 30, 2014	2,086,000	$2,086	$2,008,214	$—	$(627,444)	$—	$1,382,856

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2015	Period from January 2, 2014 (Inception) to June 30, 2014
Cash flows from operating activities
Net loss	$(6,603,385)	$(627,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	710,004	—
Share-based compensation expense	478,239	—
Deferred income tax benefit	(5,323,471)	—
Provision for uncertain tax positions	10,869	—
Amortization of inventory fair value adjustment	2,717,203	—
Change in fair value of contingent consideration	808,856	—
Make whole provision for pre-IPO investors	1,827,085	—
Change in assets and liabilities, net of acquired businesses
Accounts receivable	(4,099,148)	—
Inventories	(701,137)	—
Prepaid expenses and other assets	(253,664)	(81,648)
Accounts payable	(1,055,042)	99,279
Accrued expenses and other liabilities	682,860	303,413
Deferred warranty revenue	260,789	—
Due to related parties	3,791,001	—

Net cash used in operating activities	(6,748,941)	(306,400)

Cash flows from investing activities
Capital expenditures	(70,300)	—
Investment in related party	(397,000)	—
Purchases of Founding Companies, net of cash acquired	(85,363,354)	—

Net cash used in investing activities	(85,830,654)	—

Cash flows from financing activities
Proceeds from initial public offering	102,672,000	—
Proceeds from other issuances of common stock	250,276	2,010,300
Deferred stock offering costs	(1,393,394)	—
Borrowings on term loan	10,000,000	—
Payments on debt	(125,000)	—
Deferred debt issuance cost	(428,000)	—
Proceeds from other debt financing	213,306	—

Net cash provided by financing activities	111,189,188	2,010,300

Effect of foreign exchange fluctuations on cash and cash equivalents	(18,332)	—

Increase in cash and cash equivalents	18,591,261	1,703,900
Cash and cash equivalents, beginning of period	453,047	—

Cash and cash equivalents, end of period	$19,044,308	$1,703,900

Supplemental cash flow disclosures
Cash paid for interest	$8,151	$—

Noncash transaction (Note 3)
Equity issued for purchases of Founding Companies	$33,733,000	$—

Accrued Contingent consideration to be paid in cash	$8,620,000	$—

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Fenix Parts, Inc. (“Fenix”) was founded on January 2, 2014 (“inception”) to acquire and combine companies in the automobile recycling and resale industry. Fenix Parts Canada, Inc. (“Fenix Canada”), a wholly-owned subsidiary of Fenix, was established on September 24, 2014 primarily to facilitate the acquisition and combination of companies in the automobile recycling and resale industry in Canada. Through November 2014, Fenix and Fenix Canada (collectively, the “Company”) entered into Combination Agreements to acquire (in transactions referred to as the “Combinations”) eleven corporate entities that operate eight businesses (the “Founding Companies”), contingent upon, among other things, the closing of an initial public offering (“IPO”). On May 19, 2015, the Company completed the IPO and closed on the Combinations with the Founding Companies, including those Founding Companies that are designated as accounting co-predecessors, Beagell Group and Standard. The Company raised the cash portion of the Combination Consideration in its IPO as well as from additional funding from indebtedness. The unaudited condensed consolidated financial statements of the Company included herein reflect only Fenix’s operations and financial position before the IPO and Combinations with the Founding Companies. The operations of the Founding Companies are reflected in the consolidated statements of operations from May 19, 2015 to June 30, 2015.

The Company, subsequent to the Combinations, is in the business of auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled components. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles and from the sale of extended warranty contracts.

Through September 30, 2014, the Company’s chief executive and chief financial officers were not taking salaries and no compensation expense has been recorded related to services provided by these employees through that date. Pursuant to letter arrangements that commenced on October 1, 2014, these executives’ compensation was accrued for payment after the closing of the IPO.

Basis of Presentation

These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto as of and for the period ended December 31, 2014 included in the Company’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of its operations and cash flows for the periods ended June 30, 2015 and 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. References below to the six months ended June 30, 2014 refer to inception (January 2, 2014) through June 30, 2014.

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

Revenue Recognition

The Company recognizes revenue from the sale of vehicle replacement products and scrap and, to a lesser extent, used cars and motorcycles, when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns and discounts of approximately $747,000 and $0 at June 30, 2015 and December 31, 2014, respectively.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as current liabilities on the combined balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $31,000 for the post-Combinations period ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold primarily includes a) amounts paid for the purchase of vehicles, scrap, parts for resale and related products, b) related auction, storage and towing fees, and c) other costs of procurement and dismantling, primarily labor and overhead allocable to dismantling operations or, in the case of car and motorcycle sales, to preparing the vehicle for sale.

Operating Expenses

Operating expenses for the automobile recycling business are primarily comprised of a) salaries and benefits of employees that are not related to the procurement and dismantling of vehicles, b) facility costs such as rent, utilities, insurance, repairs and taxes not allocated to dismantling operations, c) selling and marketing costs, d) costs to distribute products and scrap and e) other general and administrative costs. Operating expenses for the periods presented also include corporate office costs and costs related to the business combinations.

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

The Company primarily obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. Since the Combinations with the Founding Companies, substantially all of the vehicles purchased by the Company for dismantling were acquired at auctions run by two salvage auto auction companies.

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company recorded a reserve for uncollectible accounts of approximately $171,000 at June 30, 2015 and $0 as of December 31, 2014. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap and, to a lesser extent, used cars and motorcycles for resale. Inventory costs for recycled OEM parts are established based upon the price the Company pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvaged parts and scrap is determined using the average cost of sales percentage at the Company and applying that percentage to the Company’s inventory at expected selling prices. The average cost to sales percentage is derived from the Company’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources. With respect to self-service inventories, costs are established by calculating the average sales price per vehicle, including its scrap value and part value, applied to the total vehicles on-hand. Inventory costs for used cars and motorcycles for resale are established based upon the price the Company pays for these items.

For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the products and current anticipated demand. If actual demand differs from the Company’s estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assurance renewal periods, if shorter. Depreciation and amortization expense totaled approximately $323,000 for the post-Combinations period ended June 30, 2015.

Estimated useful lives of property and equipment acquired after May 19, 2015 are as follows:

Vehicles	5 years
Machinery and equipment	3-10 years
Leasehold improvements	10-15 years or term of lease, if shorter

For property and equipment the Company acquired in the Combinations, the average estimated remaining useful lives are as follows:

Vehicles	3-4 years
Machinery and equipment	4-5 years
Leasehold improvements	5-6 years or term of lease, if shorter

The Company evaluates the recoverability of the carrying amount of property and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no such events or changes in the three and six month periods ended June 30, 2015 and 2014.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the post-Combination period ended June 30, 2015.

Intangible Assets

Intangible assets subject to amortization consist of tradenames, customer relationships and non-compete agreements. Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets of: 5 years for tradenames; and 5 years for noncompete covenants. Amortization expense is calculated using the accelerated method over the estimated useful life of the asset of 15 years for customer relationships. Amortization expense for intangible assets was $387,000 for the post-Combination period ended June 30, 2015.

Indemnification Receivable

In conjunction with the Combinations, the Company recorded an indemnification receivable of $4,243,851, which represents recoverable amounts from the former owners of certain of the Founding Companies if the Company is required to make certain income tax or other payments as defined in the relevant Combination agreements after the Combinations.

Refundable Purchase Price Consideration

In conjunction with the Combinations, the Company entered into operating facility lease agreements with affiliates of the equity holders of the Founding Companies. Based on preliminary independent valuations of the market rental rates compared to the contractual rental rates for these properties, the excess is reflected in the intangible assets as additional Combination Consideration refundable over the term of the related lease. The effect of discounting these payments at 10% is reflected in other non-current assets. The Company amortizes these net assets over the life of the leases so that aggregate rent expense in the statements of operations reflects market rental rates as of the date of Combination; a corresponding net interest income element is also recorded to reflect the passage of time impact on the net asset.

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

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, the Company had no assets or liabilities that require recurring fair value measurements at December 31, 2014. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. At June 30, 2015, the fair value of contingent consideration recorded in the consolidated financial statements was valued using Level 3 inputs.

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

The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment, intangible assets and goodwill. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment during 2015.

Deferred Stock Offering Costs

The Company incurred approximately $1,393,000 and $346,000 of legal, accounting, and other costs directly related to its IPO through May 19, 2015 and December 31, 2014, respectively. The Company also incurred $7,728,000 of underwriting cost. Such costs were applied against the gross proceeds from the IPO upon its closing.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of June 30, 2015 and December 31, 2014, the Company has not identified any uncertain tax positions that relate to Fenix. The Company did assume, on an indemnifiable basis, certain uncertain tax positions reserves in the Combinations. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense. The Company’s right to indemnification under certain Combination Agreements related to these uncertain tax positions is subject to a threshold of 1% of the purchase price and a cap of 40% of the purchase price paid in the Combinations.

Foreign Currency

The assets and liabilities of Fenix Canada, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Canadian financial statements are reflected as a component of accumulated other comprehensive loss within shareholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement or period end date.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Canada preferred shares are considered participating securities and therefore share in the net income (loss) of the period since being issued on May 19, 2015. Diluted earnings (loss) per share would include the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion were dilutive. Contingently issuable shares are excluded from basic and diluted earnings per share until issuance is no longer contingent.

The calculations of loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Loss per Common Share:
Net loss	$(3,974,180)	$(627,260)	$(6,603,385)	$(627,444)
Net loss allocable to Fenix Canada preferred shares	(175,132)	—	(238,560)	—

Net loss available to common shares	$(3,799,048)	$(627,260)	$(6,364,825)	$(627,444)

Weighted-average common shares outstanding	11,388,524	2,156,400	7,003,537	2,007,028

Basic and diluted Loss per Common Share	$(0.33)	$(0.29)	$(0.91)	$(0.31)

As a result of the net loss for the three and six months ended June 30, 2015 and 2014, the Company used basic weighted-average common shares outstanding in the calculation of diluted loss per share for each of these periods, since the inclusion of any stock equivalents would be anti-dilutive.

The following outstanding equity instruments as of June 30, 2015 are not included in the computation of diluted loss per share as the effect of including such stock options and restricted stock awards in the computation would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	470,000	—	470,000	—

Leesville bonus shares	271,112	—	271,112	—

The Company has 11,667 common shares and 280,000 shares of Fenix Canada preferred stock held in escrow relating to contingent consideration agreements with certain Founding Companies. These shares are not included in basic EPS or in the shares used to calculate the net loss attributable to Fenix Canada preferred shares until the issuance is no longer contingent on future events.

Recent Accounting Pronouncements

Under the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In April 2015, the FASB issued ASU No. 2015-3 which amends Accounting Standards Codification (“ASC”) Topic 835, Interest, to require presentation of certain debt issuance costs as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. The Company early adopted this ASU for the period ended June 30, 2015 and it did not have a material impact on the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15 which amends ASC Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for our fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this Update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this standard effective January 1, 2015. Adoption did not have any impact on the Company’s consolidated financial statements.

Note 3. Combinations with Founding Companies

On May 19, 2015, the Company closed on the Combinations with the Founding Companies, all of which are engaged in the business of automobile recycling. These Combinations were accounted for under the acquisition method of accounting. The Company acquired the stock of the U.S. Founding Companies for cash or a combination of cash and shares of its common stock, and acquired substantially all of the assets of the Canadian Founding Companies for cash or cash and shares of exchangeable preferred stock of Fenix Canada. The consideration for the Combinations was determined by arms-length negotiations between the Company and representatives of each Founding Company.

The Founding Companies include Don’s Automotive Mall, Inc., Gary’s U-Pull It, Inc., Horseheads Automotive Recycling, Inc. (collectively, the “Beagell Group”); Standard Auto Wreckers Inc., End of Life Vehicles Inc., Goldy Metals Incorporated, Goldy Metals (Ottawa) Incorporated (collectively, “Standard”); and Eiss Brothers, Inc. (“Eiss Brothers”), Green Oak Investments LLC dba GO Auto Recycling (“GO Auto”), Jerry Brown, Ltd (“Jerry Brown”) and Leesville Auto Wreckers, Inc. (“Leesville” and together with Eiss Brothers, GO Auto and Jerry Brown, the “Other Founding Companies”). For accounting and reporting purposes, Fenix has been identified as the accounting acquirer and Beagell Group and Standard have been identified as accounting co-predecessors to Fenix.

The following table shows the estimated calculation of the total Combination Consideration (the following dollar amounts in tables and notes are in thousands)

			Beagell Group	Standard	Eiss Brothers	Go Auto	Jerry Brown	Leesville	Total

Base Fenix share consideration	(a	)	$10,822	$—	$2,338	$2,667	$5,333	$1,840	$23,000
Base Fenix Canada share consideration	(b	)	—	8,400	—	—	—	—	8,400
Base cash consideration	(c	)	19,663	30,450	6,137	4,000	6,511	11,727	78,488
Working capital and other adjustments	(c	)	1,161	1,762	810	(81)	(1,377)	1,132	3,407
Incremental inventory payments	(d	)	—	450	—	—	550	—	1,000
Incremental capital expenditure payments	(e	)	—	—	—	—	2,415	—	2,415
Nonsubstantive consulting fee payments	(f	)	890	50	—	—	847	—	1,787
Key employee cash bonuses	(g	)	—	—	—	—	—	2,575	2,575
Incremental off market lease payments	(h	)	1,980	(2,230)	(700)	(140)	(170)	(210)	(1,470)
Investment in Founding Company affiliate	(i	)	—	—	—	450	—	—	450
Contingent consideration	(j	)	—	7,683	320	—	2,433	—	10,436

Total Combination Consideration			$34,516	$46,565	$8,905	$6,896	$16,542	$17,064	$130,488

Of this aggregate Combination Consideration, $88,135 was paid in cash on the closing date, $33,733 represents stock consideration and $8,620 represents discounted cash payments to be made up to 15 years after the Combinations.

(a)	The Company issued 2,874,971 shares of Fenix common stock as Combination Consideration valued at the public offering price of $8.00 per share.
(b)	The Company issued 1,050,000 exchangeable preferred shares of Fenix’s subsidiary, Fenix Parts Canada, Inc. (“Exchangeable Preferred Shares”) as Combination Consideration valued at the public offering price of common stock of $8.00 per share. Because these shares do not entitle the holders to any Fenix Canada dividends or distributions, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares do participate in the net income (but not in net losses) of the consolidated company for earnings (loss) per share computations.
(c)	The base cash component of the Combination Consideration for each Combination is still subject to certain adjustments. For each Founding Company (in some cases, other than Standard Auto Wreckers, Inc.), the cash component of the Combination Consideration was (i) reduced by the Founding Company’s indebtedness as of closing (ii) increased by the Founding Company’s cash and qualifying inventory as of closing and (iii) increased by the Founding Company’s capital expenditures during the six months prior to closing. All of these estimated adjustments are based on information provided by the Founding Companies at closing and are subject to further adjustment as additional information is obtained. Any differences in actual cash, qualifying inventory, debt or capital expenditures as of and for the six months prior to the actual closing date will have a corresponding change to total Combination Consideration and to goodwill.
(d)	Represents additional consideration for certain excess or specific inventories based on the applicable Founding Company inventory listings as of closing and subject to adjustment through September 2015 as additional information is obtained.

(e)	Represents a construction reimbursement for capital expenditures in connection with a new building located on land that the Company leases subject to further adjustment through September 2015 as additional information is obtained.
(f)	Represents contractual payments to certain equity holders of the Founding Companies and their related parties over the next 1 to 15 years. These equity holders and their related parties are not employed by us and do not provide any substantive services to us.
(g)	Represents cash bonuses paid at closing to key employees for past service.
(h)	In conjunction with the Combinations, the Company entered into operating facility lease agreements with affiliates of the equity holders, generally variable interest entities that were consolidated into the Founding Companies prior to the Combinations but are not consolidated by the Company after the Combinations. Based on independent valuations of the market rental rates compared to the actual rental rates for these properties, the excess is reflected as Combination Consideration refundable over the term of the related lease. The effect of discounting these payments at 10% is reflected in the amounts presented. The related balance as of June 30, 2015 of $1,403 is reflected on the condensed consolidated balance sheet as part of Intangible asset and will be offset to cash rent expense over the life of the leases.
(i)	Represents the payment of $250 in cash at closing and a $200 promissory note payable over two years for a 5% membership interest in an affiliate of Go Auto. The Company also received an option to purchase the remaining 95% membership interest.
(j)	Represents the estimated fair value of contingent consideration arrangements with certain Founding Company equity holders. Under these arrangements, the equity holders of Standard and Eiss can earn up to an aggregate of $7,875 in cash and 11,667 shares of Fenix common stock and 280,000 Exchangeable Preferred Shares. The shareholders of Jerry Brown’s can earn an uncapped amount of additional cash if certain EBITDA and revenue targets are met. The fair value is based on independent valuations considering our the Company’s projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. The changes in the fair value of this initial liability resulted in a $809 change to operating expenses in the statement of operations for the post-Combinations period ended June 30, 2015.

The Company has not completed the allocation of the Combination Consideration to the assets acquired and liabilities assumed in the Combinations. The following table shows preliminary amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

	Beagell	Standard	Eiss	Go	JB	Leesville	Total

Cash and other current	10,358	15,265	6,637	1,859	6,301	5,643	46,063
Property and equipment	4,476	4,408	364	203	1,663	641	11,754
Other non current assets	1,983	1,445	—	450	1,746	—	5,625
Intangible assets	5,670	13,200	3,380	3,590	2,510	6,470	34,820
Current liabilities	(1,770)	(2,008)	(255)	(754)	(3,368)	(654)	(8,808)
Deferred income taxes, net	(2,017)	(527)	—	—	(1,829)	(203)	(4,577)
Reserve for uncertain tax positions	(5,866)	(6,469)	(3,298)	—	(3,564)	(4,297)	(23,494)
Non-current liabilities	(563)	—	—	—	(767)	—	(1,330)

Total net identifiable assets acquired	12,271	25,314	6,827	5,348	2,692	7,601	60,053
Goodwill	20,264	24,496	2,766	1,740	11,526	9,643	70,435

Total net assets acquired	32,535	49,810	9,593	7,088	14,218	17,244	130,488

Included in the preliminary allocation reflected above are the various preliminary valuations described below which are primarily based on Level 3 inputs:

(i)	Inventory was marked up to 90% of its estimated selling price representing the inventory’s cost and estimated related profit margin. Selling costs and related profit margin were estimated at all Founding Companies to be 10%. The acquired inventory is expected to be sold within six to nine months.

(ii)	Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment was determined based on historical experience using such assets, and varies from 3-6 years depending on the Founding Company and nature of the assets. The Company’s independent valuation specialist is assisting the Company in determining the final valuation of the property and equipment acquired on the Combination date. Any change in the valuation resulting from the Company’s independent valuation specialist’s finalization of its analysis cannot be determined at this point. All property and equipment is being depreciated using the straight-line method.

(iii)	The table below summarizes the aggregate intangible assets acquired:

	Amount	Weighted average life (years)	Amortization method
Trade names	$5,670	5	Straight line
Customer relationships	25,970	15	Accelerated
Covenants not to compete	1,710	5	Straight line
Off market lease payments	1,470	15	Straight line

	$34,820

(iv)	The table above represent balances as of the date the companies were acquired and will not agree to the June 30, 2015 balance sheet due to normal operating activities. The goodwill fluctuated due to changes in foreign currency exchange rates for our Canadian operations.

The fair value of trade names and customer relationships are based on a number of significant assumptions. Trade names are valued using a “relief from royalty” method, which models cash savings from owning intangible assets as compared to paying a third party for their use. Descriptions of the inputs into this method, and the estimates or ranges of these inputs used for all of the Combinations are as follows:

Compound annual revenue growth rate over term of use	3.0%-6.2%
Percentage of revenue attributable to trade name in forecast year	20%-100%
Royalty rate	2.0%
Discount rate	11.5%-14.0%
Tax rate	38.6%-40.9%

The expected useful life of trade names is based on the Company’s planned timeframe for using the existing trade names the Company purchased in the Combinations. The Company amortizes such trade names using the straight-line method as no other method of amortization is more representative of the Company’s usage of these assets.

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

Compound annual revenue growth rate in forecast period	2.1%-3.1%
Annual customer attrition rate	10.0%
Gross margin in forecast period	29.9%-48.1%
Contributory asset charges as a percentage of revenue	0.0%-2.6%
Discount rate	12.5%-16.0%
Tax rate	38.6%-40.9%

The expected useful life of customer relationships is established as 15 years, which is the period over which these assets are expected to reasonably contribute to future cash flows. The Company amortizes such customer relationships using an accelerated method that reflects a greater relative contribution to future cash flows in the earlier years of the assets’ useful lives.

(iv)	The Company may recover amounts from the equity holders of certain of the Founding Companies if the Company is required to make certain income tax or other payments as defined in the relevant Combination agreements after the Combinations.

(v)	The Combination agreement between the Company and GO Auto contains a provision pursuant to which the Company purchased a 5% ownership of Go Pull-It LLC, an entity under common control with GO Auto, and the right to purchase the remaining 95% of Go Pull-It LLC for either a fixed price through the end of 2016 or, after that, a price based on a formula that is primarily dependent on the EBITDA of Go Pull-It LLC. The amount reflected above for the purchase right is based on a business valuation of Go Pull-It LLC, which inputs include but are not limited to, revenue growth, gross margin, operating expenses, income tax rate, working capital and property and equipment requirements, and an appropriate discount rate.

(vi)	The Company recorded deferred income taxes relating to the difference between financial reporting and tax bases of assets and liabilities acquired in the Combinations in nontaxable transactions. The Company also eliminated historical deferred income taxes of Founding Companies acquired in taxable transactions.

The preliminary allocations described above could change materially as the Company finalizes its assessment of the allocation and the fair value of the net tangible and intangible assets acquired, some of which are dependent on the completion of valuations being performed by independent valuation specialists.

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

The following table shows the pro forma revenue and earnings of Fenix Parts, Inc. as if the Combinations with the Founding Companies had occurred on January 1, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$25,591	$27,294	$50,270	$54,114

Net loss	$(3,312)	$(695)	$(6,536)	$(444)

Significant adjustments to the historical revenue of the Founding Companies for the pro forma revenue presentation include the elimination of revenue between Founding Companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the periods after the Combinations.

Significant adjustments to expenses include effects of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Founding Companies, compensation related to certain bonuses paid to employees of a Founding Company and related income tax effects.

Note 4. Long-Term Obligations

On May 6, 2015, the Company entered into a $35.0 million senior secured credit facility with BMO Harris Bank N.A. under which it borrowed $10.0 million and utilized $5.9 million of letters of credit on the closing date of the Combinations, May 19, 2015. The credit facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. dollars, with a $7.5 million sublimit for letters of credit, and $5.0 million in either Canadian Dollars or U.S. Dollars, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million is available as a term loan. The Company has the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving credit facility by up to an aggregate of $20.0 million. Proceeds of the credit facility are expected to be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The term of the revolving credit facility and the term loan facility is five years.

June 30,
(in thousands)	2015
Obligations:
Term loan	$9,460
Go Pull-It note	200

9,660
Less current maturities	725

$8,935

The term loan balance above includes a reduction for debt issuance costs of $428,000 as of June 30, 2015.

As of June 30, 2015, there was a $5.9 million letter of credit outstanding related to the Combinations.

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

The credit agreement contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facilities) of 2.75:1.00 based on the four trailing quarterly periods. Maximum funded debt as it relates to the Leverage Ratio is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees as of the end of the most recent fiscal quarter. The Company must also comply with a minimum Fixed Charge Coverage Ratio of 1.20:1.00 based on the four trailing quarterly periods. Fixed charge coverage is defined as the ratio of EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization and stock compensation expenses. In addition, the credit agreement covenants include a minimum tangible net worth of $102.6 million plus fifty percent of net income for each fiscal quarter. As of June 30, 2015, the Company was in compliance with all financial covenants specified by the credit agreement.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of following:

	June 30, 2015	December 31, 2014
Accounting, consulting and legal fees	$1,572,540	$48,431
Employee compensation	1,066,978	175,000
Other	951,118	80,300

Total accrued expenses and other current liabilities	$3,590,636	$303,731

As described in Note 1, through May 19, 2015, Fenix had focused on arranging for the completion of an IPO and the acquisition of eight businesses. As part of that process, and as provided for in the Combination Agreements, Fenix was obligated to fund accounting, auditing and various other costs associated with the Founding Companies’ efforts to provide historical audited financial statements and to meet other requirements associated with the IPO. The majority of the Company’s operating expenses and accrued expenses and other current liabilities through the IPO date related to these activities.

Note 6. Income Taxes

From its Inception through May 2015, the Company generated pre-tax losses. A full valuation allowance was established as of March 31, 2015 and December 31, 2014 against this potential benefit because the uncertainty of the Company’s future prospects at those balance sheet dates resulted in it being more likely than not that the deferred income tax asset relating to the benefit would not be realized. However, upon the successful closing of the Combinations in May 2015 and the concurrent recognition of significant deferred income tax liabilities, as well as the expectation of future pre-tax income from the acquired operating companies, the Company concluded that it was more likely than not that the deferred tax assets generated by prior losses will be realized, and accordingly, recorded an income tax benefit from reversing the allowance of approximately $1,800,000 upon the closing of the Combinations. The Company’s effective tax rate was (57.2%) and (44.5)% for the three and six months periods ending June 30, 2015 respectively. This effective rate differs from the statutory rate due to the effects of the state and Canada income taxes and changes in the valuation allowance.

The Company’s uncertain tax position reserves, including related interest and penalties of $1 million, were approximately $4.6 million as of June 30, 2015 and were all originally assumed as part of the Combinations. If any portion of the Company’s unrecognized tax benefits is recognized, it could impact the Company’s effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. The uncertain tax positions primarily relate to the timing of certain deductions for income tax purposes by certain Founding Companies and the continued qualification of one Beagell entity for its historical Subchapter S election. Under certain conditions, any payments - including of interest and penalties - made by the Company for assumed uncertain tax positions are indemnified by the previous equity holders of the Founding Companies. As such, changes in these reserves will usually be offset by similar changes in the indemnification receivable.

Note 7. Common Stock

Fenix was formed and initially capitalized in January 2014 by a group of investors, including the chief executive and the chief financial officers, who paid nominal cash consideration for an aggregate of 1.8 million shares of Fenix common stock. In March and April 2014, Fenix issued and sold an aggregate of 402,000 shares of common stock for a purchase price of $5.00 per share. During the period of September 2014 through April 2015, Fenix issued and sold an aggregate of 546,927 shares of common stock for an ultimate purchase price of $6.50 per share. Of these shares, 20,000 were issued to certain investors for no cash consideration in order to effectively convert their $7.50 per share investments to $6.50 per share investments. Such issuances resulted in a charge to the Company’s earnings in January 2015 of approximately $131,000.

The Company completed its IPO on May 19, 2015 and its 2,000-for-1 common stock split immediately before the closing of the IPO. As a result, all share and per share information presented in the Company’s consolidated financial statements has been adjusted to retroactively reflect the common stock split. The Company raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $101.3 million in the IPO after paying the underwriter’s discount and other offering costs. The number of shares sold includes 1.8 million sold pursuant to an overallotment agreement with the underwriters.

The agreements that relate to the common stock sales in March, April and September 2014 included provisions that obligated the holders of the common stock issued in January 2014 to compensate the investors in the later sales if the IPO price of Fenix common stock was less than $10.00 per share. As the IPO price was $8.00 per share, the initial investors transferred 237,231 of their shares to the later investors equal in value to the aggregate difference in value between the IPO price of $8.00 per share and $10.00 per share, resulting in a charge of $1.8 million to other expense in the statement of operations in the post-Combinations period ended June 30, 2015. The later investors were also granted registration rights.

Note 8. Stock-Based Compensation

The Company’s 2014 Incentive Stock Plan (“Plan”) was adopted in January 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of its common stock or other property). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. As of June 30, 2015, the Company had 2,280,000 shares available for share-based awards under the Plan.

Stock-based compensation is included in operating expenses in the consolidated statements of operations and was approximately $62,000 for the three and six month periods ended June 30, 2015.

Stock Options

Stock options granted to employees under the Plan have a 10-year life and typically vest in equal installments on each of the first four anniversary dates of the grant. The Company calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the four-year service period of the award. Stock options granted to board members vest immediately on the first anniversary of the award date. Stock compensation for these awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the one-year service period of the award.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of similar companies’ Common Stock for a period equal to the expected life of the option; and (3) expected life of the option – an estimate based on industry historical experience including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of the stock options granted during the six-month period ended June 30, 2015 were as follows using the following assumptions:

	May 13, 2015 Management Grant	May 13, 2015 Director Grant	June 15, 2015 Director Grant
Weighted average fair value	$2.67	$2.47	$3.33
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.84%	1.68%	1.81%
Expected volatility	30.0%	30.0%	30.0%
Expected life of option	6.3 years	5.5 years	5.5 years

Stock option activity for the Company’s Plan for the six months ended June 30, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 1, 2015	—	$—
Granted	470,000	8.23
Exercised	—	—
Expired or forfeited	—	—

Outstanding on June 30, 2015	470,000	$8.23	9.9	$842,000

Exercisable on June 30, 2015	—	$—	—	$—

At June 30, 2015, there is $1,203,000 of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 3.3 years.

Leesville Bonus Shares

The Company issued 271,112 restricted shares of common stock at the closing of the combinations. The shares vest twelve months after the grant date. Compensation expense of approximately $285,000 was recorded in the three months ended June 30, 2015 related to the vesting of 31,939 shares.

Other awards

During the three months ended June 30, 2015, the Company issued 20,000 total unregistered common shares to two current employees in payment of their fees for pre-combination services when they were consultants of the company. Compensation expense of approximately $131,000 was recorded in the three months ended June 30, 2015 for these awards based on the share price on the date of grant.

During the six months ended June 30, 2015, the Company accrued $86,000 in compensation expense for pre-IPO services. The total expense was $217,000.

Note 9. Commitments and Contingencies

Operating Leases

Rental expense for operating leases was approximately $320,000 during the post-Combination period ended June 30, 2015. The Company leases properties from the former owners of the Founding Companies and other related parties. These parties also own Fenix common stock and Fenix Canada preferred stock, but no individual former owner or controlled group of such owners own more than 8% of Fenix common stock, on an as converted basis.

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

Note 10. Related Party Transactions

As described in Note 3, the Company has operating leases with legal entities that are controlled by former owners of the Founding Companies, who are also shareholders in Fenix and Fenix Canada and in certain cases are also in management at Fenix. One of the lessors is controlled by a Board member of Fenix. These leases, which generally have a term of 15 years with renewal options, relate to 16 distinct properties on which the Company conducts its automobile recycling business in the United States and Canada. These leases commenced on the closing of the Combinations on May 19, 2015. The scheduled payments under these leases over their original terms total $35.8 million. The Company records rent expense in the statements of operations based on market rental rates, which totaled approximately $320,000 for the three and six months ended June 30, 2015.

Because these leases were entered into upon the closing of the Combinations, any difference between their contractual payments and then-current market rental rates is accounted for as a net refundable purchase price which served to reduce the aggregate Combinations Consideration by $1,470,000. This net asset is being amortized over the terms of the leases as additional rent expense so that the amount in the statements of operations reflects the market rental expense.

Also as described in Note 3, the Company holds a 5% investment, and an option to purchase the remaining 95%, interest in Go Pull-It LLC, an entity in which certain Fenix management also hold an equity investment. Go Pull-It LLC is a variable interest entity (“VIE”)

and the Company is not the primary beneficiary of that VIE because it does not have the power to direct the significant activities of the VIE. That power is held by the former owners of Go Auto. The Company has not and does not expect to provide any financial support to the VIE outside of the 5% investment. The 5% investment and option are valued at $397,000 in the consolidated balance sheet and this represents the maximum exposure of the Company to losses of this VIE.

The Company leases computer equipment from a company that is 50% owned by a member of management and $3,000 was paid for this lease in the post Combination period ended June 30, 2015. The Company also sells inventory to related parties. Net revenues for these sales were approximately $14,000 in the post Combination period June 30, 2015.

Note 11. Employee Benefit Plans

The Founding Companies provide defined contribution plans covering eligible employees, which includes matching and discretionary profit sharing contributions. The Company has continued these plans and contributed approximately $83,000 to them in the post-Combination period ended June 30, 2015.

Note 12. Subsequent Events

On July 8, 2015, the Board of Directors approved the grant of 107,877 stock options to each to the Company’s CEO and CFO that vest one year from the grant date and 100,000 stock options to the Company’s Chief Operating Officer that vest over four years. On that date, the Board also approved grants totaling 404,000 stock options and 150,000 shares of restricted stock to 13 other key employees that vest over 4 or 5 years. All grants were made under the Plan. The stock option exercise price was fixed at the market value of Fenix common stock on that date. The total fair value of these awards is $3,545,000 which will be recorded to stock-based compensation expense over the vesting period.

On August 14, 2015, the Company completed its acquisition of the stock of Ocean County Auto Wreckers, Inc. (“Ocean County”) in Bayville, New Jersey for an aggregate purchase price of $3,210,000 in cash and 59,709 shares of Fenix common stock. The cash portion of the purchase price is approximately $2,624,000. The purchase price is subject to working capital adjustments. The Company also entered into a lease with the owners of Ocean County for use of the premises on which the Company will conduct its automotive recycling business. This acquisition complements the Company’s other auto recycling operations in Northeast United States. As of the filing date of these financial statements, the Company has not completed a preliminary allocation of the purchase price to the fair market values of acquired tangible and intangible assets and assumed liabilities.

Beagell Group

UNAUDITED CONDENSED COMBINED BALANCE SHEET

December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,769,876
Accounts receivable, net of allowance	1,188,214
Inventories	6,736,469
Prepaid expenses and other current assets	99,402
Related party receivables	333,270

Total current assets	11,127,231
PROPERTY AND EQUIPMENT
Land	731,959
Land improvements	187,183
Buildings	1,564,293
Vehicles	2,136,646
Machinery and equipment	5,177,043
Leasehold improvements	973,179
Office furniture and fixtures	323,712
Accumulated depreciation and amortization	(6,993,860)

Property and equipment, net	4,100,155
OTHER NON-CURRENT ASSETS
Cash surrender value of life insurance policies	593,671
Goodwill	180,000

Total other non-current assets	773,671

TOTAL ASSETS	$16,001,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$480,949
Accrued expenses and other current liabilities	1,009,147
Deferred warranty revenue – current	410,673
Current portion of long-term debt	68,196

Total current liabilities	1,968,965

NON-CURRENT LIABILITIES
Deferred warranty revenue - long-term	10,656
Long-term debt, net of current portion	62,118
Reserve for uncertain tax positions	1,969,055

Total non-current liabilities	2,041,829

Total liabilities	4,010,794

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value	—
Additional paid-in capital	748,493
Retained earnings	8,971,722

Total Beagell Group shareholders’ equity	9,720,215
Noncontrolling interest	2,270,048

Total shareholders’ equity	11,990,263

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,001,057

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Period from April 1, 2015 to May 18, 2015	Three Months Ended June 30, 2014	Period from January 1, 2015 to May 18, 2015	Six Months Ended June 30, 2014
Net revenues	$4,050,182	$7,786,912	$11,107,071	$15,209,543
Cost of goods sold	2,532,493	5,247,770	7,395,359	10,269,786

Gross profit	1,517,689	2,539,142	3,711,712	4,939,757
Operating expenses	1,417,009	1,906,142	3,183,803	3,460,425

Income from operations	100,680	633,000	527,909	1,479,332
Other income	63,513	17,980	63,695	47,671

Income before income tax expense	164,193	650,980	591,604	1,527,003
Income tax expense	18,565	115,363	75,402	155,847

Net income	145,628	535,617	516,202	1,371,156
Net income attributable to noncontrolling interest	103,362	137,763	279,481	272,936

NET INCOME ATTRIBUTABLE TO BEAGELL GROUP	$42,266	$397,854	$236,721	$1,098,220

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in	Retained	Non controlling	Total shareholders’
	Shares	Amount	capital	earnings	interest	equity
Balance at January 1, 2015	3,424	$—	$748,493	$8,971,722	$2,270,048	$11,990,263
Net income	—	—	—	236,721	279,481	516,202
Shareholder distributions	—	—	—	(1,798,900)	(60,000)	(1,858,900)

Balance at May 18, 2015	3,424	$—	$748,493	$7,409,543	$2,489,529	$10,647,565

	Common stock		Additional paid-in	Retained	Non controlling	Total shareholders’
	Shares	Amount	capital	earnings	interest	equity
Balance at January 1, 2014	3,412	$—	$727,973	$8,578,003	$2,340,578	$11,646,554
Net income	—	—	—	1,098,220	272,936	1,371,156
Shareholder distributions	—	—	—	(584,078)	(200,000)	(784,078)

Balance at June 30, 2014	3,412	$—	$727,973	$9,092,145	$2,413,514	$12,233,632

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities
Net income	$516,202	$1,371,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	277,183	435,226
Provision for uncertain tax positions	86,000	143,801
Gain on disposal of property and equipment	(61,658)	(17,589)
Change in assets and liabilities
Accounts receivable	(134,875)	196,805
Inventories	114,002	(607,586)
Prepaid expenses and other current assets	(103,812)	(60,866)
Account payable	233,192	110,964
Accrued expenses and other liabilities	(306,112)	330,081
Deferred warranty revenue	(142,884)	74,017

Net cash provided by operating activities	477,238	1,976,009

Cash flows from investing activities
Proceeds from disposal of property and equipment	160,643	33,375
Liquidation of (premium payments on) life insurance policies	593,671	(34,915)
Payments received on related party receivables	333,270	—
Capital expenditures	(284,690)	(144,517)

Net cash provided by (used in) investing activities	802,894	(146,057)

Cash flows from financing activities
Payments of debt	(26,032)	(188,275)
Proceeds from debt	—	60,000
Shareholder distributions	(1,858,900)	(784,078)

Net cash used in financing activities	(1,884,932)	(912,353)

(Decrease) increase in cash and cash equivalents	(604,800)	917,599
Cash and cash equivalents, beginning of period	2,769,876	1,719,740

Cash and cash equivalents, end of period	$2,165,076	$2,637,339

Supplemental cash flow disclosures
Cash paid for income taxes	$4,773	$660

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

On May 19, 2015, all three commonly-controlled companies were purchased by Fenix Parts Inc. for an approximate purchase price of $34.5 million, subject to working capital and other adjustments. The Lessors (as defined below) were not purchased, but the owners of the Lessors entered into lease agreements with Fenix Parts, Inc. for certain properties on which the Company conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for period from April 1, 2015 to May 18, 2015, the three months ended June 30, 2014, the period from January 1, 2015 to May 18, 2015, and the six months ended June 30, 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

The combined financial statements include the accounts of D&B Holdings, LLC and BBHC, LLC - the lessors of the premises from which Don’s operates, Beagell Properties, LLC - the lessor of the premises from which Gary’s operates, and Don’s Independent Salvage Company, LLC - the lessor of the premises from which Horseheads operates (collectively, “the Lessors”). Each of the Lessors are substantially owned by the Company’s shareholders. The Company has determined that each of the Lessors are variable interest entities because the holders of the equity investment at risk in these entities do not have the obligation to absorb their expected losses or receive their residual returns. Furthermore, the Company has determined that it is the primary beneficiary of each Lessor because the Company has the power to direct the activities that most significantly impact the Lessors’ economic performance, namely the operation and maintenance of the significant assets of the Lessors. Accordingly, and pursuant to consolidation requirements under GAAP, the Company consolidates the Lessors. All intercompany transactions are eliminated in consolidation. All of the Lessors operating results are attributable to the noncontrolling interests in the Company’s combined statements of operations and all of their shareholders’ equity is reported separately from the Company’s shareholders’ equity in the Company’s combined balance sheet and combined statements of shareholders’ equity.

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

Revenue Recognition

The Company recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items returned to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $99,000 at December 31, 2014 within accrued expenses and other current liabilities.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as a current liability on the combined balance sheet until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $65,000 for the period from April 1, 2015 to May 18, 2015, $94,000 for the three months ended June 30, 2014, $189,000 for the period from January 1, 2015 to May 18, 2015 and $120,000 for the six months ended June 30, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company recorded a reserve for uncollectible accounts of approximately $12,000 as of December 31, 2014. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $96,000 and $209,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively. Depreciation and amortization expense totaled approximately $277,000 and $435,000 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively. Approximately $1,426,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Lessors as of December 31, 2014.

Estimated useful lives are as follows:

Land improvements	15 years
Buildings	39 years
Vehicles	5 years
Machinery and equipment	3-10 years
Leasehold improvements	10-15 years or term of lease, if shorter
Office furniture and fixtures	7 years

The Company evaluates the recoverability of the carrying amount of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no such events or changes in the periods presented.

Cash Surrender Value of Life Insurance Policies

The Company pays the premiums for whole life insurance policies for certain shareholders and key employees. If the Company is the named beneficiary on the policy, it records the premium payments as expenses offset by the increase in cash surrender value of the related policy. If the Company is not the named beneficiary, the premiums are recorded as related party receivables until recouped from the shareholder or employee. As of December 31, 2014, the Company had cash surrender value balance of approximately $594,000, and related party receivables of approximately $333,000. The related party receivables have no stated repayment provisions.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the periods presented.

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

The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment and goodwill. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment through May 18, 2015 or the year ended December 31, 2014.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is not permitted other than as of annual reporting periods beginning after December 15, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its combined financial statements.

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

Note 3. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

December 31, 2014
Accrued salaries and employee benefits	$615,558
Reserve for returns and discounts	99,454
Accrued legal fees	135,659
Sales taxes payable	18,812
Other liabilities	139,664

$1,009,147

Note 4. Debt

In December 2014, the Company entered into a 2-year non-interest bearing loan, secured by the underlying equipment. Additionally, the Company has two other loans secured by certain equipment purchased with the related proceeds. These loans do not bear interest and are not subject to any financial covenants. Outstanding balances were approximately $130,000 December 31, 2014. The aggregate annual future principal payments as of December 31, 2014 are approximately $68,000 in 2015 and $62,000 in 2016.

The Company has a line of credit with a financial institution which provides for a maximum borrowing of $500,000, of which no amounts were outstanding as of December 31, 2014. Interest on borrowings is to be calculated at 0.5% above the prime rate, which was 3.25% at December 31, 2014.

The Company has a letter of credit facility with a financial institution in the amount of $30,000 at December 31, 2014. The letter of credit supports an insurance policy.

Note 5. Commitments and Contingencies

Operating Lease

The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. Rental expense for the operating lease was approximately $43,000 for the three months ended June 30, 2014 and $79,000 for the six months ended June 30, 2014. In 2015, the entity holding the leased assets is consolidated.

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

Note 6. Income Taxes

Each of the Company’s commonly-controlled entities described in Note 2 have elected to operate under Subchapter S of the Internal Revenue Code. The Company’s primary uncertain tax position arises from uncertainties regarding the continued qualifications of one of the entities for that Subchapter S election and the related reserves were approximately $1,969,000 at December 31, 2014. It is reasonably possible that the amount of benefits from this uncertain tax position will significantly increase or decrease in the next twelve months; however, no estimate of the range of the amount of the increase or decrease can be readily made.

In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $8,000 and $11,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively, and $24,000 and $22,000 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively. The Company had accumulated interest and penalties of approximately $357,000 as of December 31, 2014, respectively, which are included in the reserve for uncertain tax positions on the combined balance sheet.

The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 7. Employee Benefit Plans

The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan were approximately $18,000 and $108,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively. Matching Company contributions to the plan were $37,000 and $218,000 for the period of January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively.

Note 8. Common Stock

The capital structure of the combined entities as of December 31, 2014, is as follows:

	Common shares, no par value		Additional paid-in capital
	Authorized	Issued
Don’s	5,000	1,200	$524,005
Gary’s	3,000	2,104	184,488
Horsehead’s	200	120	40,000

			$748,493

Standard

UNAUDITED CONDENSED COMBINED BALANCE SHEET

December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,354,155
Accounts receivable, net of allowance	930,903
Inventories	11,090,360
Prepaid expenses and other current assets	291,782
Related party receivables	255,698

Total current assets	13,922,898
PROPERTY AND EQUIPMENT
Land and improvements	1,316,143
Buildings and improvements	3,099,557
Office equipment	1,393,020
Vehicles, trailers and yard equipment	6,056,322
Leasehold improvements	1,164,617
Accumulated depreciation and amortization	(5,340,370)

Property and equipment, net	7,689,289
OTHER NON-CURRENT ASSETS
Goodwill	363,373
Deferred income taxes	256,287
Other non-current assets	33,394

Total non-current assets	653,054

TOTAL ASSETS	$22,265,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$563,045
Accrued expenses and other current liabilities	1,187,723
Deferred warranty revenue	179,832
Deferred income taxes	918,004
Related party payables	2,409,277

Total current liabilities	5,257,881

DEFERRED INCOME TAXES	70,668
DEFERRED WARRANTY REVENUE, NET OF CURRENT PORTION	176,610
RESERVE FOR UNCERTAIN TAX POSITIONS	458,425

Total liabilities	5,963,584

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value	—
Additional paid-in capital	5,058,040
Retained earnings	10,641,250
Accumulated other comprehensive income	(75,129)

Total Standard shareholders’ equity	15,624,161
Noncontrolling interest	677,496

Total shareholders’ equity	16,301,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,265,241

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Period from April 1, 2015 to May 18, 2015	Three Months Ended June 30, 2014	Period from January 1, 2015 to May 18, 2015	Six Months Ended June 30, 2014
Net revenues	$3,317,526	$7,968,828	$8,914,348	$15,465,839
Cost of goods sold	2,474,564	4,731,025	5,995,959	10,197,052

Gross profit	842,962	3,237,803	2,918,389	5,268,787
Operating expenses	1,347,020	3,146,941	3,385,020	4,475,022

(Loss) income from operations	(504,058)	90,862	(466,631)	793,765
Other income	56,675	709,467	301,533	160,355

(Loss) income before income tax expense	(447,383)	800,329	(165,098)	954,120
Income tax (benefit) expense	(274)	9,243	79,409	31,484

Net (loss) income	(447,109)	791,086	(244,507)	922,636
Net income (loss) attributable to noncontrolling interest	10,983	(60)	(15,104)	19,148

Net (loss) income attributable to Standard	$(458,092)	$791,146	$(229,403)	$903,488

Net (loss) income	$(447,109)	$791,086	$(244,507)	$922,636
Foreign currency translation adjustments	562,388	380,147	(365,753)	(91,787)

Net comprehensive income (loss)	115,279	1,171,233	(610,260)	830,849
Net comprehensive income (loss) attributable to noncontrolling interest	11,952	(148)	(17,027)	19,060

Net comprehensive income (loss) attributable to Standard	$103,327	$1,171,381	$(593,233)	$811,789

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2015	10,500	$—	$5,058,040	$10,641,250	$(75,129)	$677,496	$16,301,657
Net loss	—	—	—	(229,403)	—	(15,104)	(244,507)
Foreign currency translation adjustments	—	—	—	—	(365,753)	(1,923)	(367,676)

Balance at May 18, 2015	10,500	$—	$5,058,040	$10,411,847	$(440,882)	$660,469	$15,689,474

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2014	10,500	$—	$5,058,040	$8,950,774	$904,609	$572,901	$15,486,324
Net income	—	—	—	903,488	—	19,148	922,636
Shareholder distribution	—	—	—	(225,168)	—	—	(225,168)
Foreign currency translation adjustments	—	—	—	—	(91,787)	(88)	(91,875)

Balance at June 30, 2014	10,500	$—	$5,058,040	$9,629,094	$812,822	$591,961	$16,091,917

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Six Months ending June 30, 2014
Cash flows from operating activities
Net (loss) income	$(244,507)	$922,636
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	302,325	353,443
Deferred income tax benefit	(193,890)	(776,735)
Provision for uncertain tax positions	68,966	67,392
Insurance proceeds	150,307	1,095,701
Gain on fire	(51,364)	(203,575)
Loss on disposal of property and equipment	15,139	51,594
Change in assets and liabilities
Accounts receivable	(216,359)	(325,195)
Inventories	(11,578)	(153,339)
Prepaid expenses and other current assets	(431,517)	1,639,303
Accounts payable	(306,189)	207,640
Accrued expenses and other current liabilities	342,584	(1,301,634)

Net cash (used in) provided by operating activities	(576,083)	1,577,231

Cash flows from investing activities

Capital expenditures	(119,425)	(2,538,873)
Insurance Proceeds	108,959	794,286
Other	61,659	—

Net cash provided by (used in) investing activities	51,193	(1,744,587)

Cash flows from financing activities
Shareholder distribution	—	(225,168)

Net cash used in financing activities	—	(225,168)

Effect of foreign exchange fluctuations on cash	558,624	(12,695)

Net decrease in cash and cash equivalents	33,734	(405,219)
Cash and cash equivalents, beginning of period	1,354,155	1,901,613

Cash and cash equivalents, end of period	$1,387,889	$1,496,394

Supplemental cash flow disclosure
Cash paid for income taxes	$9,098	$404,494

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

On May 19, 2015, all four commonly-controlled companies were purchased by Fenix Parts Inc. (“Fenix”) for an approximate purchase price of $46.6 million, subject to working capital and other adjustments. The acquisition did not include the capital stock of Dalana Realty, Inc. (“Dalana Realty”), Standard Auto Wreckers (Port Hope), Inc. (“Port Hope”), or Standard Auto Wreckers (Cornwall) Inc. (“Cornwall”), which was formed by one of the Company shareholders in 2013 to acquire property in Cornwall, Ontario to allow for future expansion. The owners of these entities, who also owned Standard prior to the acquisition by Fenix, entered into lease agreements with Fenix for certain properties on which Fenix conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Preparation

These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of Standard and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for period from April 1, 2015 to May 18, 2015, the three months ended June 30, 2014, the period from January 1, 2015 to May 18, 2015, and the six months ended June 30, 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

The Company has determined Dalana Realty and Port Hope are variable interest entities (“VIEs”) because the holders of the equity investment at risk do not have the obligation to absorb its expected losses or receive its residual returns. Furthermore, the Company has determined it is the primary beneficiary of the VIEs because the Company has the power to direct the activities that most significantly impact Dalana Realty’s and Port Hope’s economic performance. The Company consolidates Dalana Realty and Port Hope. All intercompany transactions are eliminated in consolidation, and the VIE’s operating results are attributable to the noncontrolling interest in the Company’s combined statements of operations and all of its shareholder’s equity is reported separately from the Company’s shareholders’ equity in the Company’s combined balance sheets and statements of shareholders’ equity.

Foreign Currency

The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains were $ 5,100 and $4,300 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively, and $5,600 and $4,300 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, and are included in operating expenses on the consolidated statements of operations.

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

Revenue Recognition

The Company recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns and discounts of approximately $85,000 at December 31, 2014, within accrued expenses and other current liabilities.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as current liabilities on the combined balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $48,000 and $99,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30 2014, respectively, and $98,000 and $202,000 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively.

Net revenues of approximately $2,575,000 and $7,014,000 were reported by the Company’s Canadian entities for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30 2014, respectively. Net revenues of approximately $7,336,000 and $13,518,000 were reported by the Company’s Canadian entities for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30 2014, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company recorded a reserve for uncollectible accounts of approximately $113,000 at December 31, 2014. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $102,000 and $184,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively. Depreciation and amortization expense totaled approximately $302,000 and $353,000 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively. Approximately $2,370,000 of property and equipment, net of accumulated depreciation and amortization, was held by Dalana Realty and Port Hope as of December 31, 2014. Approximately $6,878,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Company’s Canadian entities as of December 31, 2014.

Estimated useful lives are as follows:

Buildings	39 years
Building and Land improvements	15 years
Office equipment	3 - 10 years
Vehicles, trailers and yard equipment	5 - 10 years
Leasehold improvements	10-15 years or life of lease, if shorter

The Company evaluates the recoverability of the carrying amount of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no events or changes in the periods presented.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the

Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the periods presented.

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

The Company may be required, on a non-recurring basis, to adjust the carrying value of its property and equipment or goodwill. When necessary, these valuations may be determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment during the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, or the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is not permitted other than as of annual reporting periods beginning after December 15, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its combined financial statements.

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

Note 3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

December 31, 2014
Accrued salaries and employee costs	$140,860
Reserve for returns and discounts	84,615
Income taxes payable	443,377
Other liabilities	518,871

$1,187,723

Note 4. Commitments and Contingencies

Leases

Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $9,800 and $16,500 for the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, respectively. Lease expense under this operating lease was approximately $24,000 and $33,000 for the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, respectively.

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

Note 5. Income Taxes

For the period from April 1, 2015 to May 18, 2015 and the three months ended June 30, 2014, the effective tax rate was (0.06%) and 1.15%, respectively. For the period from January 1, 2015 to May 18, 2015 and the six months ended June 30, 2014, the effective tax rate was (48.10)% and 3.30%, respectively. The effective tax rates differ from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of December 31, 2014, was approximately $452,000. The Company believes that it has adequately provided for all uncertain tax positions. The Company is generally no longer subject to examination in the Company’s primary tax jurisdiction for tax years through 2011. The Company is not currently subject to any audits or examinations. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Note 6. Related-Party Transactions

The Company had related party payables of approximately $2,409,000 at December 31, 2014. These amounts are due to Goldy Metals Holdings, Inc., the majority owner of Dalana Realty, for funds advanced to Dalana Realty and Port Hope for working capital needs, are payable on demand and bear no interest.

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

The Company leases one of its Goldy Metals Toronto facilities from a shareholder on a month-to-month basis. Rent is paid at the rate of approximately $6,000 per month and no amounts were payable at December 31, 2014.

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

For the three months ended June 30, 2014, the Company received insurance proceeds of $1,900,000 which were first applied against the outstanding insurance receivable of $1,122,000. The excess proceeds of $778,000 were offset against additional expenses incurred in the period of $72,000 for a net gain of $706,000. For the six months ended June 30, 2014, the Company received insurance proceeds of $2,036,000, which were offset against impairment and other charges of $1,822,000 for a net gain of $204,000.

For the periods from April 1, 2015 to May 18, 2015, and January 1, 2015 to May 18, 2015, the Company did not incur any additional charges but received insurance recoveries of approximately $52,000 and $259,000, respectively, which was recognized as income when received. As of September 4, 2015, the Company is in process of completing the insurance claim. At this time, the Company is uncertain if it will receive any additional recoveries from the insurance company and expects the amount of any such recoveries to be insignificant.

Note 8. Common Stock

The capital structure of the combined entities as of December 31, 2014, was as follows:

	Common stock, no par value		Additional Paid- in Capital
	Authorized	Issued
Standard Auto	1,000	200	$1,427,429
End of Life Vehicles	unlimited	200	20
Goldy Metals Ottawa	unlimited	100	248,873
Goldy Metals Toronto	unlimited	10,000	3,381,718

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

We completed our IPO on May 19, 2015 and our 2,000-for-1 common stock split immediately before the closing of the IPO. As a result, all share and per share information presented in our consolidated financial statements has been adjusted to retroactively reflect the common stock split. We raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $101.3 million in the IPO after paying the underwriter’s discount and other offering costs. The number of shares sold includes 1.8 million sold pursuant to an overallotment agreement with the underwriters.

Concurrently with the closing of our initial public offering, we acquired in the Combinations eleven corporate entities that conduct eight businesses: (i) Don’s Automotive Mall, Inc. (“Don’s”), (ii) Eiss Brothers, Inc. (“Eiss Brothers”), (iii) Gary’s U-Pull It, Inc. (“Gary’s”), (iv) Green Oak Investments LLC dba GO Auto Recycling (“GO Auto”), (v) Horseheads Automotive Recycling, Inc. (“Horseheads”), (vi) Jerry Brown, Ltd. (“Jerry Brown”), (vii) Leesville Auto Wreckers, Inc. (“Leesville”) and (viii) Standard Auto Wreckers, Inc. and its three Canadian affiliates (collectively, “Standard”). All of these companies are collectively referred to as the “Founding Companies.” Don’s, Gary’s and Horseheads are under common control and are referred to collectively as “Beagell Group.” Beagell Group and Standard are referred to collectively as the “co-predecessors.” The Founding Companies were acquired for a combination of cash and shares of our common stock or shares of our subsidiary. A portion of the net proceeds from the IPO, supplemented by new borrowing, was used to pay the $88.1 million cash portion of the consideration at closing in the Combinations.

The accompanying financial statements of Fenix Parts, Inc. as of December 31, 2014 and through May 18, 2015 reflect activities to effect the IPO and the Combinations. These financial statements include the results of the Founding Companies from May 19, 2015 to June 30, 2015. The accompanying financial statements of Beagell Group and Standard, the co-predecessors of Fenix Parts Inc. as of December 31, 2014 and for the period from April 1, 2015 to May 18, 2015, the period from January 1, 2015 to May 18, 2015, and the three and six month periods ended June 30, 2014, reflect the financial position and results of operations of their respective automobile recycling businesses prior to the Combinations.

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

Our general and administrative expenses primarily include the costs of our corporate offices and field support services center that provide field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, IT system support and maintenance expenses, accounting, legal and other professional fees, and supplies. Prior to the IPO, general and administrative expenses also included acquisition related costs and legal, accounting and other fees. After the IPO and Combinations, general and administrative expenses include expenses associated with our operation as a public company, including audit, legal, accounting, investor relations and rent.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon both the individual consolidated or combined financial statements of Fenix Parts, Inc. (prior to the IPO and Combinations) and the co-predecessors, as well as a discussion of the actual results of operations since the Combinations and certain pro forma results of operations for the Company as if the Combinations and IPO had taken place on January 1, 2014, all of which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates.

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

Business Combinations

We record our acquisitions, under the acquisition method of accounting, under which most of the assets acquired and liabilities assumed are initially recorded at their respective fair values and any excess purchase price is reflected as goodwill. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration, if any. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

We make assumptions about the value of tangible assets purchased in the Combinations, particularly for inventory and property and equipment. Inventory in the Combinations was marked up to 90% of its estimated selling price representing the inventory’s cost and estimated related profit margin. Selling costs and related profit margin were estimated at all Founding Companies to be 10%. The acquired inventory is expected to be sold within six to nine months. Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment is determined based on historical experience using such assets and varies from 3-6 years depending on the Founding Company and nature of the assets. All property and equipment is depreciated using the straight-line method.

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

Compound annual revenue growth rate over term of use	3% - 6.2%
Percentage of revenue attributable to trade name in forecast year	20% - 100%
Royalty rate	2%
Discount rate	11.5% - 14%
Tax rate	38.6% - 40.9%

The expected useful life of trade names, which we have established as five years, is based on our planned timeframe for using the existing trade names we purchased in the Combinations. We amortize such trade names using the straight-line method as no other method of amortization is more representative of our usage of these assets.

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

Compound annual revenue growth rate in forecast period	2.1% - 3.1%
Annual customer attrition rate	10%
Gross Margin in forecast period	29.9% - 48.1%
Contributory asset charges as a percentage of revenue	0.0% - 2.6%
Discount rate	12.5% - 16.0%
Tax rate	38.6% - 40.9%

The expected useful life of customer relationships is established as 15 years, which is the period over which these assets are expected to reasonably contribute to future cash flows. We amortize such customer relationships using an accelerated method that reflects a greater relative contribution to future cash flows in the earlier years of the assets’ useful lives.

We also make assumptions to value off-market leases we entered into as part of the Combinations. Such leases are recorded as assets or liabilities when applying the acquisition method and we amortize these assets or liabilities over the 15 year life of the leases so that aggregate rent expense reflects market rates. Amounts relating to off-market leases that are recorded under the acquisition method are calculated based on a cost approach to value the land and buildings on a fee simple basis and then by applying a capitalization rate to that value to calculate a market rate. Cost estimates are obtained by analyzing recent sales transactions for similar properties.

The estimated fair values are subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

For certain acquisitions, we issued contingent consideration under which additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. Each contingent consideration obligation is measured at the acquisition date fair value of the consideration, which is determined using the discounted expected cash flows for those contingent payments that will be made in cash. For payments in stock, the fair value at the balance sheet date is based on the fair value of the stock and the probability of reaching a particular contingent milestone. At each subsequent reporting period, we measure the liability at fair value and record any changes to the fair value. The fair value measurement of the liability is performed by our corporate accounting department using current information about key assumptions, with the input from our sales and operating management. Each reporting period, we evaluate the performance of the business compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the contingent payment targets when updating our estimates.

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

Share-based compensation

We measure share-based compensation expense at the grant date based on the fair value of the award. We recognize the expense for service-based share awards over the appropriate service period on a straight-line basis, net of estimated forfeitures.

The fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant.

Recently Issued Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements for Fenix Parts, Inc.

Fenix Parts, Inc.

Overview

Fenix was founded on January 2, 2014 for the purpose of effecting the Combinations and IPO. Fenix had no automobile recycling operations before May 2015 during which time it had two employees. From inception to May 19, 2015, Fenix incurred various legal, accounting and administrative costs in preparation for its IPO, the Combinations and to reassure Fenix’s continued viability upon consummation of these transactions. After May 18, 2015, Fenix’s results include the operations of the acquired businesses. All discussions below relating to the six month period ended June 30, 2014 for Fenix Parts, Inc. refer to inception (January 2, 2014) to June 30, 2014.

Results of Operations

Net revenue for the three- and six-months ended June 30, 2015 was $11.5 million and this result reflects the automobile recycling operations of Fenix from May 19 to June 30, 2015. Prior to May 19, the operations of Fenix consisted of activities to affect the IPO and complete the Combinations with the Founding Companies. On a pro forma basis assuming the Combinations occurred on January 1, 2014, revenues for the three months ended June 30, 2015 and 2014 were $25.6 million and $27.3 million, respectively, representing a 6.2% decrease. On a pro forma basis for the six month period ending June 30, 2015 and 2014 revenues were and $50.3 million and $54.1 million, respectively, representing a 7.0% decrease. The decreases in revenues in the three and six month periods ended June 30, 2015 compared to the same periods in 2014 relate to lower prices for scrap sales and foreign currency effects on revenues at the Canadian operations. Pro forma net revenue for the three months ended June 30, 2015 was 3.7% higher than pro forma net revenue for the three month period ended March 31, 2015 due primarily to volume increases in scrap sales.

Net loss for the three and six months ended June 30, 2015 was $4.0 million and $6.6 million, respectively. On a pro forma basis assuming the Combinations occurred on January 1, 2014, the net loss for the three months ended June 30, 2015 and 2014 was $3.3 million and $0.7 million, respectively. The increase in the net loss is primarily attributed to costs incurred in 2015 for accounting, auditing and other corporate functions that were not incurred in the first half of 2014. On a pro forma basis, the net loss for the six months ended June 30, 2015 and 2014 was $6.5 million and $0.4 million, respectively, and the increase in this net loss is also primarily attributable to accounting, auditing and other corporate expenses in 2015 that were not incurred in 2014. Both the three and six month periods ended June 30, 2015 were also affected by lower margins in the period from May 19 to June 30, 2015 as cost of goods sold include the adjustment and subsequent amortization of higher inventory values from applying the purchase method of accounting to the acquired inventories of the Founding Companies. The 2014 margins do not include this effect.

Fenix is subject to risks and uncertainties relating to foreign currency exchange rates. Because the Company has operations in Canada, the continuation of the current strengthening in the U.S. Dollar relative to the Canadian Dollar could adversely affect our results of operations.

Fenix is also subject to risks and uncertainties relating to the price of scrap metal. While sales of scrap metal represents a small portion of our overall sales, continued weakness in metals prices could adversely affect our revenues and profits. This trend should be viewed in light of the offsetting effect of lower metals prices on our cost of vehicles.

Liquidity and Capital Resources

Fenix’s source of funding was capital raises of $2.1 million of cash through May 19, 2015 from a small group of investors, at which time the Company completed the IPO, raising approximately $102.7 million after deducting underwriting discounts.

Net cash used in operating activities totaled $6.7 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The later period includes cash flows from the Founding Companies from May 19 to June 30, 2015.

Net cash used in investing activities totaled $85.8 million and $0 for the six months ended June 30, 2015 and 2014, respectively. Investing activities in the six months ended June 30, 2015 consist of the cash used to purchase the Founding Companies and the capital expenditures associated with the automobile recycling operations after the Combinations. There were no capital expenditures in the six months ended June 30, 2014 prior to the IPO and Combinations.

Net cash provided by financing activities totaled $111.2 million and $2 million for the six months ended June 30, 2015 and 2014, respectively. The company raised $102.7 million, net of underwriting discounts, with the IPO and borrowed $10 million on its credit facility to fund the acquisition of the funding companies.

Fenix’s primary sources of ongoing liquidity are cash flows from our operations. In addition, we have entered into a $35.0 million senior secured credit facility with BMO Harris Bank N.A. under which we have borrowed $10.0 million and utilized $5.9 million of letters of credit on the closing date of the Combinations. The Company does not expect to utilize the credit facility as a primary source of funding for working capital needs and expects cash flows from operations to be sufficient for that purpose.

The procurement of inventory is the Company’s largest operating use of funds. Fenix normally pays for vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that possession is taken of the vehicles.

As part of the consideration for certain of the Combinations, Fenix entered into contingent consideration agreements with certain of the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. For the Combination with Jerry Brown, Fenix is required to pay (a) up to an additional $1.75 million if the business achieves certain revenue targets during the twelve-month period beginning with the month following the month of closing of this offering and (b) an additional, uncapped amount if the business achieves certain EBITDA targets during 2016. Based on an evaluation of the likelihood of meeting these performance targets, the Company recorded a liability for the Combination date fair value of the contingent consideration of $2.2 million. Fenix expects to fund these payments through either cash generated from operations or through draws on the revolving credit facility.

The Combination Agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of Combination Consideration which will be payable only if certain performance hurdles are achieved. The maximum amount of consideration that is subject to holdback for Eiss Brothers is $245,000 in cash plus 11,667 shares of our common stock, of which none, some or all will be released to Eiss Brothers depending upon its EBITDA during the twelve-month period beginning with the month following the month of the closing of this offering. The maximum amount of consideration that is subject to holdback for the Canadian Founding Companies is $5.9 million in cash (or, at the Company’s option, in the form of a letter of credit under our credit facility) plus 280,000 Exchangeable Preferred Shares, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning with the month following the month of the closing of this offering. Based on our evaluation of the likelihood of meeting these performance targets, a liability was recorded for the Combination date fair value of the contingent consideration of $8.0 million, of which the present value of the cash portion is $5.9 million. Fenix expects to fund the related cash payments through either cash generated from operations or through draws on our credit facility.

Fenix intends to continue to evaluate markets for potential growth through selected business acquisitions and the internal development of distribution and dismantling facilities. Future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our future business acquisitions and our internal development efforts. The Company expects our credit facility to provide additional sources of liquidity to fund acquisitions.

Fenix believes that cash and equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. From time to time, the Company may need to raise additional funds through public or private financing, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Contractual Obligations and Commercial Commitments

Operating leases with the former owners of the Founding Companies, have terms of 15 years with options for additional renewals. The sub lease for office space has a term of May 1, 2015 to September 30, 2018. Cash payments for rent under this lease, future payments on debt obligations, and future contingent consideration payments described above by year are:

	Rest of 2015	2016	2017	2018	2019	Thereafter through 2030
Operating leases	$1,133,315	$1,916,502	$1,955,633	$2,093,404	$2,127,720	$26,548,122
Debt obligations	250,000	975,000	1,100,000	1,000,000	1,000,000	5,750,000
Consulting obligations	229,000	430,000	405,000	241,000	80,000	840,000
Contingent consideration liabilities	—	11,033,000

Total	$1,612,315	$14,354,502	$3,460,633	$3,334,404	$3,207,720	$33,138,122

Approximately $8.6 million of contingent consideration is payable in cash.

Beagell Group

Overview

The Beagell Group, a co-predecessor, includes three commonly-controlled companies: Don’s, Gary’s and Horseheads. Don’s and Gary’s were founded in 1979 in Binghamton, New York, and Horseheads was founded in 1990 in Elmira, New York. Don’s sells recycled OEM products through its two full-service dismantling and distribution facilities located in Binghamton, New York and Pennsburg, Pennsylvania. As of May 18, 2015, Don’s operated a total of six dismantling bays and had approximately 81 full-time employees. Gary’s and Horseheads sell recycled OEM products through their self-service facilities in Binghamton and Elmira, New York. As of May 18, 2015, Gary’s and Horseheads together had approximately 39 additional employees.

Results of Operations for the period from April 1, 2015 to May 18, 2015 and the Three Months Ended June 30, 2014

Revenue

Revenue decreased by $3.7 million, or 48.0%, to $4.1 million for the period from April 1, 2015 to May 18, 2015 from $7.8 million for the three months ended June 30, 2014. The decrease in revenue was due to the shortened period and lower revenue at the self-service operations primarily from lower scrap sales.

Cost of Goods Sold

Cost of goods sold decreased by $2.7 million, or 51.7%, to $2.5 million for the period from April 1, 2015 to May 18, 2015 from $5.2 million for the three months ended June 30, 2014. The decrease in cost of goods sold resulted primarily from there being less days in the 2015 period compared to 2014. As a percentage of revenue, cost of goods sold decreased to 62.5% of revenue for the period from April 1, 2015 to May 18, 2015 compared to 67.4% of revenue for the three months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $489,000, or 25.7%, to $1.4 million for the period from April 1, 2015 to May 18, 2015 from $1.9 million for the three months ended June 30, 2014. The decreased operating expenses resulted primarily from there being less days in the 2015 period compared to 2014, partially offset by higher overall payroll and medical costs.

Net Income

Net income decreased by $390,000, or 72.8%, to $146,000 for the period from April 1, 2015 to May 18, 2015 from $536,000 for the three months ended June 30, 2014. This decrease was primarily due to the reductions in revenue and gross profit described above and higher operating expenses, as well as there being less days in the 2015 period compared to 2014. As a percentage of revenue, net income decreased to 3.6% of revenue in the period from April 1, 2015 to May 18, 2015 compared to 6.9% of revenue in the three months ended June 30, 2014.

Results of Operations for the period from January 1, 2015 to May 18, 2015 and the Six Months Ended June 30, 2014

Revenue

Revenue decreased by $4.1 million, or 27.0%, to $11.1 million for the period from January 1, 2015 to May 18, 2015 from $15.2 million for the six months ended June 30, 2014. The decrease in revenue was due to an increase of recycled parts sales at the full-service location that was more than offset by lower revenue at the self-service operations primarily due to lower scrap sales, as well as there being less days in the 2015 period compared to 2014.

Cost of Goods Sold

Cost of goods sold decreased by $2.9 million, or 28.0%, to $7.4 million for the period from January 1, 2015 to May 18, 2015 from $10.3 million for the six months ended June 30, 2014. The decrease in cost of goods sold resulted primarily from of the cost impact of lower scrap sales, as well as there being less days in the 2015 period compared to 2014. As a percentage of revenue, cost of goods sold decreased to 66.6% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 67.5% of revenue for the six months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $277,000, or 8.0%, to $3.2 million for the period from January 1, 2015 to May 18, 2015 from $3.5 million for the six months ended June 30, 2014. The increased operating expenses resulted primarily from higher overall payroll costs and medical costs, partially offset by there being less days in the 2015 period compared to 2014.

Net Income

Net income decreased by $855,000, or 62.4%, to $516,000 for the period from January 1, 2015 to May 18, 2015 from $1.4 million for the six months ended June 30, 2014. This decrease was primarily due to the reductions in revenue and gross profit described above and higher operating expenses, as well as there being less days in the 2015 period compared to 2014. As a percentage of revenue, net income decreased to 4.6% of revenue in the period from January 1, 2015 to May 18, 2015 compared to 9.0% of revenue in the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of ongoing liquidity are cash flows from operations. Net cash provided by operating activities totaled $477,000 for the period from January 1, 2015 to May 18, 2015, compared to $2.0 million for the six months ended June 30, 2014. The lower cash from operating activities resulted mostly from a decrease in net income. Inventory is the largest operating use of cash.

Net cash provided by investing activities was approximately $803,000 for the period from January 1, 2015 to May 18, 2015, compared to $146,000 used for the six months ended June 30, 2014.

Net cash used in financing activities was $1.9 million for the period from January 1, 2015 to May 18, 2015, compared to $912,000 for the six months ended June 30, 2014. The change in cash used in financing activities primarily resulted from more shareholder distributions in the period from January 1, 2015 to May 18, 2015.

Standard

Overview

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

Standard sells recycled OEM products through three full-service dismantling and distribution facilities located in Niagara Falls, New York; Port Hope, Ontario; and Ottawa, Ontario. As of May 18, 2015, Standard operated a total of 22 dismantling bays and had 191 full-time employees. Ottawa facilities run self-service operations adjacent to the full-service operation. An additional full-service dismantling and distribution facility with 12 dismantling bays was added in Port Hope, Ontario in 2014 to replace the Scarborough full-service operation and allow for the expansion of the self-service operation.

Results of Operations for the period from April 1, 2015 to May 18, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

Revenue decreased by $4.6 million, or 58.4%, to $3.3 million for the period from April 1, 2015 to May 18, 2015 from $8.0 million for the three months ended June 30, 2014. The decrease in revenue during the 2015 period was primarily due to lower scrap prices, which negatively impacted self-service operations, and standard’s decision to accumulate scrap with a view to selling it when scrap prices stabilize, as well as there being less days in the 2015 period compared to 2014.

Cost of Goods Sold

Cost of goods sold decreased by $2.2 million, or 47.7%, to $2.5 million for the period from April 1, 2015 to May 18, 2015 from $4.7 million for the three months ended June 30, 2014. The lower cost of goods sold resulted primarily from the decrease in revenue as a result of there being less days in the 2015 period compared to 2014. As a percentage of revenue, cost of goods sold increased to 74.6% of revenue for the period from April 1, 2015 to May 18, 2015 compared to 59.4% of revenue for the three months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $1.8 million, or 57.2%, to $1.3 million for the period from April 1, 2015 to May 18, 2015 from $3.1 million for the three months ended June 30, 2014. The lower operating expenses resulted primarily from there being less days in the 2015 period compared to 2014.

Net Income

Net income decreased by $1.3 million to a net loss of $0.5 million for the period from April 1, 2015 to May 18, 2015 from net income of $0.8 million for the three months ended June 30, 2014. In the three months ended June 30, 2014 the Company recorded approximately $0.7 million in gains related to the Toronto fire, net of related expense. In the three months period from April 1, 2015 to May 18, 2015, the Company recorded recoveries of $0.1 million related to the Toronto fire.

Results of Operations for the period from January 1, 2015 to May 18, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

Revenue decreased by $6.6 million, or 42.4%, to $8.9 million for the period from January 1, 2015 to May 18, 2015 from $15.5 million for the six months ended June 30, 2014. The decrease in revenue was primarily due to there being less days in the 2015 period compared to 2014.

Cost of Goods Sold

Cost of goods sold decreased by $4.2 million, or 42.4%, to $6.0 million for the period from January 1, 2015 to May 18, 2015 from $10.2 million for the six months ended June 30, 2014. The lower cost of goods sold resulted primarily from the decrease in revenue as a result of there being less days in the 2015 period compared to 2014. As a percentage of revenue, cost of goods sold increased to 67.3% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 65.9% of revenue for the six months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $1.1 million, or 24.4%, to $3.4 million for the period from January 1, 2015 to May 18, 2015 from $4.5 million for the six months ended June 30, 2014. The lower operating expenses resulted primarily from there being less days in 2015 period compared to 2014, partially offset by expenses incurred related to organic growth.

Net Income

Net income decreased by $1.2 million to a net loss of $0.3 million for the period from January 1, 2015 to May 18, 2015 from net income of $0.9 million for the six months ended June 30, 2014. This decrease was primarily due to a fire-related gain recorded in 2014 in other income. In the six months ended June 30, 2014 the Company recorded approximately $0.2 million in gains related to the Toronto fire, net of insurance recoveries. In the period from January 1, 2015 to May 18, 2015, the Company recorded recoveries of $0.3 million related to the Toronto fire.

Liquidity and Capital Resources

Sources of ongoing liquidity are cash flows from operations. Net cash used in operating activities totaled $0.6 million for the period from January 1, 2015 to May 18, 2015, compared to net cash provided by operating activities of $1.6 million for the six months ended June 30, 2014. The lower cash provided by operating activities for the six months ending June 30, 2014 was primarily due to a reduction in net income and insurance proceeds. Inventory is the largest operating use of cash and, as of December 31, 2014, $11.1 million of inventory was on hand.

Net cash provided by investing activities was $0.1 million for the period from January 1, 2015 to May 18, 2015, compared to a use of $1.7 million for the six months ended June 30, 2014. The reduction in cash used in investing activities is due primarily to lower capital spending.

Net cash used in financing activities was $0 for the period from January 1, 2015 to May 18, 2015, compared to a use of $0.2 million for the six months ended June 30, 2014. The change in cash used in financing activities primarily resulted from payment of dividends in 2014.

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

Our earnings are affected by changes in interest rates due to the fact that interest on our credit facility is calculated based upon a base rate plus an applicable margin. For our U.S. borrowings, the base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%.is either the lender’s “prime rate” LIBOR or Prime Rate plus an applicable margin as of June 30, 2015. The applicable margin is based on our total leverage ratio. The initial margin for interest rates on U.S. borrowings under the credit facility is 2.00% on LIBOR loans and 1.00% on base rate loans.

The Canadian borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian base rate” plus the applicable margin within the relevant range of margins provided in the term sheet. The Canadian base rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on our total leverage ratio. The initial margin for interest rates on Canadian borrowings under the credit facility is 1.00% on base rate loans.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to the Company’s and the Founding Companies’ lack of accounting personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as previously disclosed in our final prospectus dated May 14, 2015 (the “Final Prospectus”) included in our Registration Statement on Form S-1 filed on April 8, 2015 and declared effective on May 13, 2015 (Registration No. 333-203296) (the “Registration Statement”) and in our previously filed Form 10-Q for the period ended March 31, 2015.

We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock. Since that time, we have initiated and are continuing to make various efforts to remediate these weaknesses in our internal control, as further disclosed in the Final Prospectus.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Final Prospectus, filed with the SEC on May 15, 2015, for information concerning the risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed.

We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.

We have operations in Canada. Our Canadian operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition. We also incur costs at our Canadian operations in Canadian Dollars. We are thus subject to foreign exchange exposure, as well as exposure to foreign tax and other foreign and domestic laws.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company was formed and initially capitalized in January 2014 when an aggregate of 1,800,000 shares of our common stock were issued and sold to five investors for the nominal cash consideration of $0.001 per share.

In March and April 2014, the Company issued and sold an aggregate of 402,000 shares of common stock to 13 investors for a purchase price of $5.00 per share.

During the period of September 2014 through May 14, 2015, the Company issued and sold an aggregate of 562,923 shares of common stock to 37 investors for an ultimate purchase price of $6.50 per share.

All share and price per share numbers above have been adjusted to reflect the 2,000-for-1 common stock split that occurred immediately prior to the closing of our initial public offering.

No underwriters were involved in these sales of unregistered shares of common stock.

Use of Proceeds

On May 14, 2015, the Company priced the initial public offering of our common stock. Under the Registration Statement, the Company registered, issued and sold 13,800,000 shares of our common stock, including 1,800,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $8.00 per share for an aggregate offering price of $110.4 million. The offering closed on May 19, 2015, and the underwriters’ exercise of their overallotment option closed on May 22, 2015.

BMO Capital Markets and Stifel acted as joint book-running managers for the offering. BB&T Capital Markets and Barrington Research acted as co-managers.

The Company received net proceeds in the offering, including net proceeds from the exercise of the underwriters’ option, of approximately $102.0 million after deducting underwriting discounts and commissions of approximately $6.72 million and offering-related expenses of approximately $1.4 million. The offering-related expenses included approximately $350,000 in legal fees paid to our counsel, Johnson and Colmar, one of whose partners is our assistant secretary. With this exception, all of our offering-related expenses were direct or indirect payments to persons other than (i) directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) affiliates. The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred.

A portion of the net proceeds received in the offering was used to fund the approximately $88.1 million cash portion of the consideration paid in the combinations with founding companies, including $6.8 million in cash for adjustments required under the combination agreements with the founding companies. The balance of the net proceeds will be used for the acquisitions of additional automotive recycling businesses and for general corporate purposes.

There has been no material change in the use of proceeds from the initial public offering as described in the Registration Statement under “Use of Proceeds.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fenix Parts, Inc.

Dated: September 14, 2015	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)