Form 10-Q
period 2015-09-30
Fenix Parts, Inc.
filed 2015-11-17
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 001-37382

_______________________________________
FENIX PARTS, INC.
(Exact name of Registrant as specified in its charter)

_______________________________________

Delaware	46-4421625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Westbrook Corporate Center, Suite 920 Westchester, Illinois	60154
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 708-407-7200
 _______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 16, 2015, the registrant had issued and outstanding an aggregate of 20,198,543 shares of Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Fenix Parts Inc.’s prospectus dated May 14, 2015 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) and Fenix Parts Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC.

FENIX PARTS, INC.
FORM 10-Q

		Page No.
PART I—Financial Information		5

Item 1.	Financial Statements	5

	Fenix Parts, Inc.

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	6

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014 and the Period from January 2, 2014 (Inception) to September 30, 2014	8

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the nine months ended September 30, 2015 and the Period from January 2, 2014 (Inception) to September 30, 2014	9

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and the Period from January 2, 2014 (Inception) to September 30, 2014	10

	Notes to Unaudited Condensed Consolidated Financial Statements	11

	Beagell Group (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheet as of December 31, 2014	27

	Unaudited Condensed Combined Statements of Operations for the three months ended September 30, 2014, the Period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014	28

	Unaudited Condensed Combined Statements of Shareholders’ Equity for Period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014	29

	Unaudited Condensed Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014	30

	Notes to Unaudited Condensed Combined Financial Statements	31

	Standard (Designated Accounting Co-Predecessor)

	Unaudited Condensed Combined Balance Sheet as of December 31, 2014	37

	Unaudited Condensed Combined Statements of Operations and Comprehensive Loss for three months ended September 30, 2014, the Period from January 1, 2015 to May 18, 2015, and the nine months ended September 30, 2014	38

	Unaudited Condensed Combined Statements of Shareholders’ Equity for the Period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014	39

	Unaudited Condensed Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014	40

	Notes to Unaudited Condensed Combined Financial Statements	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II—Other Information		59

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Changes in Securities and Use of Proceeds	59

Item 3.	Defaults upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES		63

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Fenix Parts, Inc.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,850,540	$453,047
Accounts receivable, net of allowance	4,683,594	—
Inventories	35,157,934	—
Prepaid expenses and other current assets	1,480,289	50,000
Deferred stock offering costs	—	346,369
Total current assets	52,172,357	849,416
PROPERTY AND EQUIPMENT
Leasehold improvements	1,132,203	—
Vehicles	2,815,089	—
Machinery and equipment	7,108,296	—
Office furniture and fixtures	748,854	—
Accumulated depreciation and amortization	(902,109)	—
Property and equipment, net	10,902,333	—
OTHER NON-CURRENT ASSETS
Goodwill	70,995,317	—
Intangible assets, net	33,210,066	—
Indemnification receivable	4,243,851	—
Other non-current assets	56,893	—
Investment in related party	29,793	—
Total non-current assets	108,535,920	—
TOTAL ASSETS	$171,610,610	$849,416
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Account payable	$3,427,930	$1,673,259
Accrued expenses and other current liabilities	2,888,005	303,731
Sales return reserve	715,060	—
Amounts due to related parties	3,669,696	—
Deferred warranty revenue – current	341,338	—
Deferred income tax liabilities	1,106,996	—
Deferred rent	323,933	—
Contingent consideration liabilities - current	7,854,839	—
Current portion of long-term debt	750,000	—
Current portion of related party long-term debt	100,000	—
Total current liabilities	21,177,797	1,976,990
NON-CURRENT LIABILITIES
Deferred warranty revenue, net of current portion	336,065	—
Long-term related party debt, net of current portion	100,000	—
Long-term debt, net of current portion	8,588,479	—
Deferred income tax liabilities	13,202,455	—
Amounts due to related parties, net of current portion	1,343,559	—
Reserve for uncertain tax positions	4,663,162	—
Contingent consideration liabilities	2,387,815	—
Total non-current liabilities	30,621,535	—
TOTAL LIABILITIES	51,799,332	1,976,990
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,924,718 shares issued and outstanding at September 30, 2015; 2,429,333 shares issued and outstanding at December 31, 2014	19,925	2,429
Additional paid-in capital	132,250,602	3,616,571
Accumulated other comprehensive loss	(2,960,794)	—
Accumulated deficit	(17,898,455)	(4,746,574)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	111,411,278	(1,127,574)
Noncontrolling interest	8,400,000	—
Total shareholders’ equity (deficit)	119,811,278	(1,127,574)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$171,610,610	$849,416
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended September 30, 2015	Period from January 2, 2014 (Inception) to September 30, 2014
	September 30, 2015	September 30, 2014
Net revenues	$27,274,575	$—	$38,745,471	$—
Cost of goods sold	20,584,179	—	30,592,330	—
Gross profit	6,690,396	—	8,153,141	—
Operating expenses	18,209,178	2,168,879	29,853,217	2,796,856
Operating loss	(11,518,782)	(2,168,879)	(21,700,076)	(2,796,856)
Interest expense	(77,930)	—	(99,800)	—
Interest income	22,249	229	39,353	528
Other (expense) income, net	3,680	—	(1,717,762)	—
Loss before income tax expense	(11,570,783)	(2,168,650)	(23,478,285)	(2,796,328)
Benefit for income taxes	5,022,287	—	10,326,404	—
Net loss	(6,548,496)	(2,168,650)	(13,151,881)	(2,796,328)
Foreign currency translation adjustment	(2,255,609)	—	(2,960,794)	—
Net comprehensive loss	$(8,804,105)	$(2,168,650)	$(16,112,675)	$(2,796,328)
Loss per share available to common shareholders
Basic & Diluted	$(0.33)	$(1.01)	$(1.10)	$(1.39)
Shares used in computing earnings per share
Basic & Diluted	19,475,046	2,156,400	11,206,390	2,007,028
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total shareholders equity (deficit)
	Shares	Amount
Balance at January 1, 2015	2,429,333	$2,429	$3,616,571	$—	$(4,746,574)	$—	$(1,127,574)
Shareholder contributions prior to initial public offering	319,594	320	2,077,041	—	—	—	2,077,361
Net proceeds from initial public offering	13,800,000	13,800	101,264,806	—	—	—	101,278,606
Issuance of Fenix shares for Combination Consideration	2,934,680	2,935	23,584,103	—	—	—	23,587,038
Issuance of Fenix Canada preferred shares for Combination Consideration	—	—	—	—	—	8,400,000	8,400,000
Compensation for pre-IPO services	20,000	20	216,780	—	—	—	216,800
Leesville retention bonus	271,111	271	831,736	—	—	—	832,007
Share based awards	150,000	150	659,565	—	—	—	659,715
Foreign currency translation adjustment	—	—	—	(2,960,794)	—	—	(2,960,794)
Net loss	—	—	—	—	(13,151,881)	—	(13,151,881)
Balance at September 30, 2015	19,924,718	19,925	$132,250,602	$(2,960,794)	$(17,898,455)	$8,400,000	$119,811,278

Balance at January 2, 2014 (inception)	—	$—	$—	$—	$—	$—	$—
Shareholder contributions	2,086,000	2,086	2,892,914	—	—	—	2,895,000
Net loss	—	—	—	—	(2,796,328)	—	(2,796,328)
Balance at September 30, 2014	2,086,000	$2,086	$2,892,914	$—	$(2,796,328)	$—	$98,672
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015	Period from January 2, 2014 (Inception) to September 30, 2014
Cash flows from operating activities
Net loss	$(13,151,881)	$(2,796,328)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,155,692	—
Share-based compensation expense	1,496,295	—
Deferred income tax benefit	(10,422,752)	—
Provision for uncertain tax positions	56,610	—
Amortization of inventory fair value adjustment	6,951,891	—
Change in fair value of contingent consideration	(193,346)	—
Make whole provision for pre-IPO investors	1,827,085	—
Change in assets and liabilities, net of acquired businesses
Accounts receivable	(6,367,037)	—
Inventories	270,277	—
Prepaid expenses and other assets	(26,329)	(50,000)
Accounts payable	(3,850,194)	526,112
Accrued expenses and other liabilities	7,721,494	218,652
Deferred warranty revenue	665,277	—
Due to related parties	1,467,227	—
Net cash used in operating activities	(11,399,691)	(2,101,564)
Cash flows from investing activities
Capital expenditures	(113,656)	—
Purchases of companies, net of cash acquired	(89,102,636)	—
Net cash used in investing activities	(89,216,292)	—
Cash flows from financing activities
Proceeds from initial public offering	102,672,000	—
Proceeds from other issuances of common stock	250,276	2,895,000
Stock offering costs	(1,393,394)	—
Borrowings on term loan	10,000,000	—
Payments on debt	(250,000)	—
Debt issuance cost	(438,000)	—
Proceeds from other debt financing	213,306	—
Net cash provided by financing activities	111,054,188	2,895,000
Effect of foreign exchange fluctuations on cash and cash equivalents	(40,712)	—
Increase in cash and cash equivalents	10,397,493	793,436
Cash and cash equivalents, beginning of period	453,047	—
Cash and cash equivalents, end of period	$10,850,540	$793,436
Supplemental cash flow disclosures:
Cash paid for interest	$64,000	$—
Noncash transactions:
Equity issued for purchases of Founding Companies and Ocean County	$34,320,000	$—
Accrued contingent consideration to be paid in cash	$8,620,000	$—
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation
Fenix Parts, Inc. (“Fenix”) was founded on January 2, 2014 (“inception”) to acquire and combine companies in the automobile recycling and resale industry. Fenix Parts Canada, Inc. (“Fenix Canada”), a wholly-owned subsidiary of Fenix, was established on September 24, 2014 primarily to facilitate the acquisition and combination of companies in the automobile recycling and resale industry in Canada. Through November 2014, Fenix and Fenix Canada (collectively, the “Company”) entered into Combination Agreements to acquire (in transactions referred to as the “Combinations”) eleven corporate entities that operate eight businesses (the “Founding Companies”), contingent upon, among other things, the closing of an initial public offering (“IPO”). On May 19, 2015, the Company completed the IPO and closed on the Combinations with the Founding Companies, including those Founding Companies that are designated as accounting co-predecessors, Beagell Group and Standard. The Company raised the cash portion of the Combination Consideration in its IPO as well as from additional funding from indebtedness. The unaudited condensed consolidated financial statements of the Company included herein reflect only Fenix’s operations and financial position before the IPO and Combinations with the Founding Companies. The operations of the Founding Companies are reflected in the consolidated statements of operations from May 19, 2015 to September 30, 2015.
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
Basis of Presentation
These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto as of and for the period ended December 31, 2014 included in the Company’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 30, 2015 and the results of its operations and cash flows for the periods ended September 30, 2015 and 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. References below to the nine months ended September 30, 2014 refer to inception (January 2, 2014) through September 30, 2014.

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
Revenue Recognition
The Company recognizes revenue from the sale of vehicle replacement products and scrap and, to a lesser extent, used cars and motorcycles, when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a reserve for estimated returns and discounts of approximately $715,000 at September 30, 2015.
The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the consolidated statements of operations and are shown as current liabilities on the consolidated balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $235,000 and $358,000 for the three and nine month periods ended September 30, 2015, respectively.
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
Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company maintained a reserve for uncollectible accounts of approximately $329,000 at September 30, 2015. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.
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
For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the products and current anticipated demand. If actual demand is less than the Company’s estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation expense totaled approximately $610,000 and $914,000 for the three and nine month periods ended September 30, 2015, respectively.
Estimated useful lives of property and equipment acquired after May 19, 2015 are as follows:

Vehicles	5 years
Machinery and equipment	3-10 years
Leasehold improvements	10-15 years or term of lease, if shorter
Office furnitures and fixtures	7 years
For property and equipment the Company acquired in the Combinations, the average estimated remaining useful lives are as follows:

Vehicles	3-4 years
Machinery and equipment	4-5 years
Leasehold improvements	5-6 years or term of lease, if shorter
Office furnitures and fixtures	2-3 years
The Company evaluates the recoverability of the carrying amount of property and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no such events or changes in the three and nine month periods ended September 30, 2015.
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of October 1. There were no impairment charges related to goodwill during the post-Combination period ended September 30, 2015.

The following table summarizes the provisional adjustments to the initially reported goodwill balance at the Founding Company acquisition date in addition to the goodwill resulting from the Ocean County acquisition as outlined in Note 3 (in thousands):

Amount
Balance at May 18, 2015	$70,810
Ocean County goodwill	1,642
Provisional adjustments:
Change in fair value of Go Pull-It Investment	367
Reimbursement of pre-acquisition charges paid by former owners to be covered by Fenix	524
Foreign currency translation adjustment	(2,682)
Revisions of working capital	334
Balance at September 30, 2015	70,995
Intangible Assets
Intangible assets subject to amortization consist of tradenames, customer relationships, non-compete agreements and incremental off market lease payments. Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets of: 5 years for tradenames; and 5 years for noncompete covenants. Amortization expense is calculated using the accelerated method over the estimated useful life of the asset of 15 years for customer relationships. Amortization expense for intangible assets was $931,000 and $1,216,000, respectively, for the three and nine months periods ended September 30, 2015.
Indemnification Receivable
In conjunction with the Combinations, the Company recorded an indemnification receivable, which represents recoverable amounts from the former owners of certain of the Founding Companies if the Company is required to make certain income tax or other payments as defined in the relevant Combination agreements after the Combinations. The indemnification receivable balance was $4,243,851 at the date of the Combinations and at September 30, 2015.
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
Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, the Company had no assets or liabilities that require recurring fair value measurements at December 31, 2014. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. At September 30, 2015, the fair value of contingent consideration recorded in the consolidated financial statements was valued using Level 3 inputs.
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
Income Taxes
Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and for tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. U.S. federal income taxes are not provided on undistributed earnings of Canadian subsidiaries as it is management's intent that such earnings will remain invested in these subsidiaries.
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
The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. As of September 30, 2015 and December 31, 2014, the Company has not identified any uncertain tax positions that relate to Fenix. The Company did assume, on an indemnifiable basis, certain uncertain tax positions reserves in the Combinations. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense. The Company’s right to indemnification under certain Combination Agreements related to these uncertain tax positions is subject to a threshold of 1% of the purchase price and a cap of 40% of the purchase price paid in the Combinations.
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
For the three and nine months ended September 30, 2015 and 2014, basic earnings per share is equal to diluted earnings per share because all outstanding stock awards are considered anti-dilutive during periods of net loss.
The following outstanding equity instruments as of September 30, 2015 are not included in the computation of diluted loss per share as the effect of including such stock options and restricted stock awards in the computation would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	966,297	—	1,566,297	—
Restricted stock awards	150,000	—	150,000	—
Leesville bonus shares	271,112	—	271,112	—

The calculations of loss per share for the three and nine month periods ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Loss per Common Share:
Net loss	$(6,548,496)	$(2,168,650)	$(13,151,881)	$(2,796,328)
Net loss allocable to Fenix Canada preferred shares	(167,715)	—	(861,816)	—
Net loss available to common shares	$(6,380,781)	$(2,168,650)	$(12,290,065)	$(2,796,328)
Weighted-average common shares outstanding	19,475,046	2,156,400	11,206,390	2,007,028
Basic and diluted loss per Common Share	$(0.33)	$(1.01)	$(1.10)	$(1.39)
The Company has 11,667 common shares and 280,000 shares of Fenix Canada preferred stock held in escrow relating to contingent consideration agreements with certain Founding Companies. These shares are not included in basic EPS or in the shares used to calculate the net loss attributable to Fenix Canada preferred shares until the issuance is no longer contingent on future events.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASC") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

Note 3. Business Combinations
Founding Companies

On May 19, 2015, the Company closed on the Combinations with the Founding Companies, all of which are engaged in the business of automobile recycling. These Combinations were accounted for under the acquisition method of accounting. The Company acquired the stock of the U.S. Founding Companies for cash or a combination of cash and shares of its common stock, and acquired substantially all of the assets of End of Lif Vehicles Inc., Goldy Metals Incorporated, Goldy Metals (Ottawa) Incorporated (collectively, "the Canadian Founding Companies") for cash or cash and shares of exchangeable preferred stock of Fenix Canada. The consideration for the Combinations was determined by arms-length negotiations between the Company and representatives of each Founding Company.

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

		Beagell Group	Standard	Eiss Brothers	Go Auto	Jerry Brown	Leesville	Total
Base Fenix share consideration	(a)	$10,822	$—	$2,338	$2,667	$5,333	$1,840	$23,000
Base Fenix Canada share consideration	(b)	—	8,400	—	—	—	—	8,400
Base cash consideration	(c)	19,663	30,450	6,137	4,000	6,511	11,727	78,488
Working capital and other adjustments	(c)	1,161	1,762	810	(81)	(1,377)	1,132	3,407
Incremental inventory payments	(d)	—	450	—	—	550	—	1,000
Incremental capital expenditure payments	(e)	—	—	—	—	2,415	—	2,415
Nonsubstantive consulting fee payments	(f)	890	50	—	—	847	—	1,787
Key employee cash bonuses	(g)	—	—	—	—	—	2,575	2,575
Incremental off market lease payments	(h)	1,980	(2,230)	(700)	(140)	(170)	(210)	(1,470)
Investment in Founding Company affiliate	(i)	—	—	—	450	—	—	450
Contingent consideration	(j)	—	7,445	310	—	2,468	—	10,223
Total Combination Consideration		$34,516	$46,327	$8,895	$6,896	$16,577	$17,064	$130,275
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

(d)
Represents additional consideration for certain excess or specific inventories based on the applicable Founding Company inventory listings as of closing and subject to adjustment through September 30, 2015 as additional information is obtained.

(e)
Represents a construction reimbursement for capital expenditures in connection with a new building located on land that the Company leases subject to further adjustment through September 30, 2015 as additional information is obtained.

(f)
Represents contractual payments to certain equity holders of the Founding Companies and their related parties over the next 1 to 15 years. These equity holders and their related parties are not employed by us and do not provide any substantive services to us.

(g)	Represents cash bonuses paid at closing to key employees for past service.

(h)
In conjunction with the Combinations, the Company entered into operating facility lease agreements with affiliates of the equity holders, generally variable interest entities that were consolidated into the Founding Companies prior to the Combinations but are not consolidated by the Company after the Combinations. Based on independent valuations of the market rental rates compared to the actual rental rates for these properties, the excess is reflected as Combination Consideration refundable over the term of the related lease. The effect of discounting these payments at 10% is reflected in the amounts presented. The related balance as of September 30, 2015 of $1,465 is reflected on the condensed consolidated balance sheet as part of Intangible asset and will be offset to cash rent expense over the life of the leases.

(i)
Represents the payment of $250 in cash at closing and a $200 promissory note payable over two years for a 5% membership interest in an affiliate of Go Auto. The Company also received an option to purchase the remaining 95% membership interest.

(j)
Represents the estimated fair value of contingent consideration arrangements with certain Founding Company equity holders. Under these arrangements, the equity holders of Standard and Eiss can earn up to an aggregate of $7,875 in cash and 11,667 shares of Fenix common stock and 280,000 Exchangeable Preferred Shares. The shareholders of Jerry Brown can earn an uncapped amount of additional cash if certain EBITDA and revenue targets are met. The fair value is based on independent valuations considering the Company’s projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. The changes in the fair value of this initial liability resulted in a $1,001 and $193 decrease to operating expenses in the statement of operations for the three and nine months post-Combinations period ended September 30, 2015, respectively.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition and incorporates any provisional adjustments in measurement since they were originally reported.

		Beagell Group	Standard	Eiss Brothers	Go Auto	Jerry Brown	Leesville	Total
Cash and other current assets	(i)	$10,358	$15,265	$6,637	$1,859	$6,301	$5,643	$46,063
Property and equipment	(ii)	4,476	4,408	364	203	1,663	641	11,755
Other non current assets		1,983	1,445	—	30	1,746	—	5,204
Intangible assets	(iii)	5,670	13,200	3,380	3,590	2,510	6,470	34,820
Current liabilities		(1,770)	(2,008)	(255)	(754)	(3,368)	(654)	(8,809)
Reserve for uncertain tax positions	(iv)	(2,017)	(527)	—	—	(1,829)	(203)	(4,576)
Deferred income taxes, net	(vi)	(5,866)	(6,469)	(3,298)	—	(3,564)	(4,297)	(23,494)
Non-current liabilities		(563)	—	—	—	(767)	—	(1,330)
Total net identifiable assets acquired		12,271	25,314	6,828	4,928	2,692	7,600	59,633
Goodwill		20,264	24,496	2,766	2,115	11,526	9,643	70,810
Total net assets acquired		$32,535	$49,810	$9,594	$7,043	$14,218	$17,243	$130,443
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

(iii)	The table below summarizes the aggregate intangible assets acquired:

Amount
Trade names	$5,670
Customer relationships	25,970
Covenants not to compete	1,710
Off market lease payments	1,470
Total	34,820

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

Pro Forma Results

The following table shows the pro forma revenue and earnings of Fenix Parts, Inc. as if the Combinations with the Founding Companies had occurred on January 1, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$27,275	$28,151	$82,375	$82,946
Net loss	$(7,155)	$(2,604)	$(14,784)	$(3,528)
Pro forma revenues consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recycled OEM parts	$22,839	$22,330	$66,359	$65,917
Scrap, warranty and other	4,436	5,821	16,016	17,029
Total	$27,275	$28,151	$82,375	$82,946

Significant adjustments to the historical revenues of the Founding Companies include the elimination of sales between Founding Companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the post-Combination periods.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same manner as reported in the accompanying condensed consolidated financial statements, and is not adjusted back to January 1, 2014 as it does not have a continuing impact on the Company. As a result, pro forma gross profit and net income in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.
Significant adjustments to expenses include effects of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Founding Companies, compensation related to certain bonuses paid to employees of a Founding Company and related income tax effects.
Ocean County Auto Wreckers, Inc.
On August 14, 2015, the Company completed its acquisition of 100% of the capital stock of Ocean County Auto Wreckers, Inc. ("Ocean County") in Bayville, New Jersey for a total aggregate purchase price of $3,220,000. The purchase consideration was comprised of approximately $2,624,000 in cash and 59,709 shares of Fenix common stock. The Company also entered into a lease with the owners of Ocean County for use of the premises on which the Company will conduct its automotive recycling business. The acquisition of Ocean County complements the Company's other auto recycling operations in the Northeast United States.

The Ocean County acquisition is being accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their estimated fair market values on the date of acquisition. These fair value estimates of the assets acquired and liabilities assumed will be based on a third party valuation that has not yet been completed, but it is anticipated that such estimates will be made following similar methodology as that used for the Founding Companies as described above.

The following table summarizes the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The approximate fair value of the assets and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company receives valuation reports and finalize the valuations of these assets and liabilities. Such changes could result in variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in estimated purchase price, fair values recorded, and expenses associated with these items.

Cash and other current assets	$2,790
Property and equipment	279
Other non current assets	1
Intangible assets	870
Current liabilities	(553)
Reserve for uncertain tax positions	—
Deferred income taxes, net	(1,808)
Non-current liabilities	(2)
Total net identifiable assets acquired	1,577
Goodwill	1,642
Total net assets acquired	$3,219

Pro forma financial information including Ocean County for pre-acquisition periods is not provided as the results are not significant to the consolidated results of the Company.

Note 4. Long-Term Obligations
Credit Facility and Term Note
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
As of September 30, 2015, there was a $5.9 million letter of credit outstanding related to the Combinations and the balance due under the term loan was $9.8 million.
The credit facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its domestic subsidiaries, which also guaranty the borrowings. In addition, the Company pledged all of the stock in its domestic subsidiaries as security and 66% of the stock of its direct, Canadian subsidiary, Fenix Canada (other than its exchangeable preferred shares).
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
The credit agreement contains several debt covenants with which the Company must comply on a quarterly or annual basis, including a maximum Funded Debt to EBITDA Ratio (or “Leverage Ratio”, as defined in the Facilities) of 2.75:1.00 based on the four trailing quarterly periods. Maximum funded debt as it relates to the Leverage Ratio is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees as of the end of the most recent fiscal quarter. The Company must also comply with a minimum Fixed Charge Coverage Ratio of 1.20:1.00 based on the four trailing quarterly periods. Fixed charge coverage is defined as the ratio of EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization and stock compensation expenses. In addition, the credit agreement covenants include a minimum net worth of $102.6 million plus fifty percent of net income for each fiscal quarter. Net worth is defined as the total stockholder's equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. As of September 30, 2015, the Company was in compliance with all financial covenants specified by the credit agreement.

Go Pull-It Note

Also as described in Note 3, the Company entered into an agreement to purchase a 5% equity interest in Go Pull-It LLC for a total purchase price of $450,000. At the combination closing, the Company made a cash payment of $250,000 and entered into a $200,000 promissory note with the former owners, which provides for two payments of principal on the first and second anniversaries of the execution of the purchase and option agreement.

The following is a summary of the components of the Company's long term obligations and amounts outstanding at September 30, 2015 (in thousands):

Obligations:
Term loan	$9,338
Go Pull-It note	200
9,538
Less current maturities	750
$8,788
Debt Issuance Costs
In connection with the execution of the credit facility and term note agreements, the Company recorded $438,000 in debt issuance costs in May 2015, which are netted against the term loan balance and are being amortized over the five year term. The amortized debt issuance costs are recognized as interest expense in the statement of operations and was $16,000 and $26,000 for the three and nine month periods ended September 30, 2015, respectively. The term note balance above includes a reduction for the unamortized debt issuance costs of $412,000 as of September 30, 2015.

Note 5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of following:

	September 30, 2015	December 31, 2014
Accounting, consulting and legal fees	$—	$48,431
Accrued salaries and employee benefits	1,097,834	175,000
Other liabilities	1,790,171	80,300
Total accrued expenses and other current liabilities	$2,888,005	$303,731
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

Note 6. Income Taxes
From its Inception through May 2015, the Company generated pre-tax losses. A full valuation allowance was established as of March 31, 2015 and December 31, 2014 against this potential benefit because the uncertainty of the Company’s future prospects at those balance sheet dates resulted in it being more likely than not that the deferred income tax asset relating to the benefit would not be realized. However, upon the successful closing of the Combinations in May 2015 and the concurrent recognition of significant deferred income tax liabilities, as well as the expectation of future pre-tax income from the acquired operating companies, the Company concluded that it was more likely than not that the deferred tax assets generated by prior losses will be realized, and accordingly, recorded an income tax benefit from reversing the allowance of approximately $1,800,000 upon the closing of the Combinations. The Company’s effective tax rate was (44.7)% and (40.0)% for the three and nine months periods ended September 30, 2015, respectively. This effective rate differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and the reversal of the valuation allowance.
The Company’s uncertain tax position reserves, including related interest and penalties of $1 million, were approximately $4.7 million as of September 30, 2015 and were all originally assumed as part of the Combinations. If any portion of the Company’s unrecognized tax benefits is recognized, it could impact the Company’s effective tax rate. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. The uncertain tax positions primarily relate to the timing of certain deductions for income tax purposes by certain Founding Companies and the continued qualification of one Beagell entity for its historical Subchapter S election. Under certain conditions, any payments - including interest and penalties - made by the Company for assumed uncertain tax positions are indemnified by the previous equity holders of the Founding Companies. As such, as discussed more fully under "Income Taxes" in Note 2 above, changes in these reserves can usually be offset by similar changes in the indemnification receivable.

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
The agreements that relate to the common stock sales in March, April and September 2014 included provisions that obligated the holders of the common stock issued in January 2014 to compensate the investors in the later sales if the IPO price of Fenix common stock was less than $10.00 per share. As the IPO price was $8.00 per share, the initial investors transferred 237,231 of their shares to the later investors equal in value to the aggregate difference in value between the IPO price of $8.00 per share and $10.00 per share, resulting in a charge of $1.8 million to other expense as of the IPO date. The later investors were also granted registration rights.

Note 8. Stock-Based Compensation
The Company’s 2014 Incentive Stock Plan (“Plan”) was adopted by the Board of Directors in November 2014 and approved by the Company's shareholders in January 2015. The Plan was amended by the Board of Directors in July 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of its common stock or other property). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company's Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. As of September 30, 2015, the Company had 1,014,000 shares available for share-based awards under the Plan.
Stock-based compensation is included in operating expenses in the consolidated statements of operations. The components of stock-based compensation for the three and nine month periods ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stock options	$519,899	$582,082
Restricted stock grants	77,859	77,859
Leesville bonus shares	546,679	831,679
Other awards	—	216,800
Total stock-based compensation	$1,144,437	$1,708,420
Stock Options
Stock options granted to employees under the Plan typically have a 10-year life and vest in equal installments on each of the first four anniversary dates of the grant, although certain awards have been made with a shorter vesting period. The Company calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the service period of the award. Stock options granted to non-executive board members vest on the first anniversary of the award date. Stock compensation expense for these awards to non-executive directors is based on the grant date fair value of the award and is recognized on a straight-line basis over the one-year service period of the award.
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
Based on the results of the model, the fair value of the stock options granted during the nine months ended September 30, 2015 was $2.47 - $3.33 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.57 - 1.85%
Expected volatility	30.0%
Expected life of option	5.3 - 6.3 years

Stock option activity for the nine months ended September 30, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 1, 2015	—	$—
Granted	1,556,297	9.10
Exercised	—	—
Expired or forfeited	—	—
Outstanding on September 30, 2015	1,556,297	$9.10	8.7	$—
Exercisable on September 30, 2015	—	$—		$—
At September 30, 2015, there is $3,650,000 of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 3.3 years.

Restricted Stock Awards

Restricted stock awards (RSAs) granted to employees vest over time based on continued service (typically vesting over a four or five year period in equal annual installments). Such time-vested RSAs are valued at fair value based on the closing price of Fenix common stock on the date of grant. Compensation cost, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period.

A summary of restricted stock award activity for the nine months ended September 30, 2015 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock awards at January 1, 2015	—	$—
Granted	150,000	9.66
Forfeited	—	—
Vested	—	—
Unvested restricted stock awards at September 30, 2015	150,000	$9.66

At September 30, 2015, there is $1,189,000 of unrecognized compensation costs related to restricted stock awards to be recognized over a weighted average period of 4.4 years.

Leesville Bonus Shares
The Company issued 271,112 restricted shares of common stock at the closing of the Leesville acquisition. The shares vest twelve months after the grant date. Compensation expense of approximately $546,000 and $832,000 was recorded in the three and nine months ended September 30, 2015, respectively.
Other Awards
During June 2015, the Company issued a total of 20,000 unregistered common shares to two current employees in payment of their fees for pre-Combination services when they were consultants of the Company. Compensation expense of approximately $217,000 has been recorded in the nine months ended September 30, 2015 for these awards based on the share price on the date of grant.

Note 9. Commitments and Contingencies
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

Note 10. Related Party Transactions
Operating Leases
As described in Note 3, the Company has operating leases with legal entities that are controlled by former owners of the Founding Companies and Ocean County, who are also shareholders in Fenix and Fenix Canada and in certain cases are also in management at Fenix. One of the lessors is controlled by a Board member of Fenix. These leases, which generally have a term of 15 years with renewal options, relate to 17 distinct properties as of September 30, 2015, on which the Company conducts its automobile recycling business in the United States and Canada. These leases commenced on the closing of the Combinations on May 19, 2015 for the Founding Companies and on August 14, 2015 for Ocean County. The scheduled payments under these leases over their original terms total approximately $35.8 million. The Company records rent expense in the statements of operations based on market rental rates, which totaled approximately $1,032,000 and $1,231,000 for the three and nine months ended September 30, 2015, respectively.
Because these leases were entered into upon the closing of the acquisitions, any difference between their contractual payments and then-current market rental rates is accounted for as a net refundable purchase price which served to reduce the aggregate Combinations Consideration by $1,470,000. This net asset is being amortized over the terms of the leases as additional rent expense so that the amount in the statements of operations reflects the market rental expense.
Investment in GO Pull-It LLC
Also as described in Note 3, the Company holds a 5% investment, and an option to purchase the remaining 95%, interest in Go Pull-It LLC, an entity in which certain Fenix management also hold an equity investment. Go Pull-It LLC is a variable interest entity (“VIE”) and the Company is not the primary beneficiary of that VIE because it does not have the power to direct the significant activities of the VIE. That power is held by the former owners of Go Auto. The Company has not and does not expect to provide any financial support to the VIE outside of the 5% investment. The 5% investment and option have been valued at $30,000 in the consolidated balance sheet as part of the purchase price allocation as described in Note 3 above.
Other
The Company leases computer equipment from a company that is 50% owned by a member of management and $3,000 was paid for this lease in the post-Combination period ended September 30, 2015. The Company also sells inventory to related parties. Net revenues for these sales were approximately $26,000 in the post-Combination period ended September 30, 2015.

Note 11. Employee Benefit Plans
The Founding Companies provide defined contribution plans covering eligible employees, which includes matching and discretionary profit sharing contributions. The Company made contributions to the plans of approximately $219,200 and $281,000 during the three and nine month periods ended September 30, 2015, respectively.

Note 12. Subsequent Events
In October 2015, the Company completed its acquisitions of the stock of Butler Auto Sales and Parts, Inc. ("Butler") based in Forest City, North Carolina, and substantially all of the assets of Tri-City Auto Salvage ("Tri-City") based in Greensboro, North Carolina. The aggregated purchase price consisted of $14,900,000 in cash and 149,281 shares of Fenix common stock. The cash portion of the purchase price was financed through a combination of cash on hand and utilization of $8,700,000 of the Company's credit facility. In both acquisitions, the purchase price is subject to working capital adjustments, and the Company entered into a long-term lease with the former owners for use of the premises on which the Company will conduct its automotive recycling business. Butler is a full-service auto recycling facility servicing Charlotte and the surrounding markets, and Tri-City is a full-service recycling facility servicing Greensboro and the surrounding markets. These acquisitions represent the Company's initial locations in North Carolina, complementing the Company's other auto recycling operations in the Eastern United States. For the twelve months ended June 30, 2015, Butler and Tri-City had combined revenues of approximately $17,000,000. As of the filing date of these financial statements, the Company has not completed a preliminary allocation of the purchase price to the fair market values of acquired tangible and intangible assets and liabilities assumed.

Beagell Group
UNAUDITED CONDENSED COMBINED BALANCE SHEET

December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,769,876
Accounts receivable, net of allowance	1,188,214
Inventories	6,736,469
Prepaid expenses and other current assets	99,402
Related party receivables	333,270
Total current assets	11,127,231
PROPERTY AND EQUIPMENT
Land	731,959
Land improvements	187,183
Buildings	1,564,293
Vehicles	2,136,646
Machinery and equipment	5,177,043
Leasehold improvements	973,179
Office furniture and fixtures	323,712
Accumulated depreciation and amortization	(6,993,860)
Property and equipment, net	4,100,155
OTHER NON-CURRENT ASSETS
Cash surrender value of life insurance policies	593,671
Goodwill	180,000
Total other non-current assets	773,671
TOTAL ASSETS	$16,001,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$480,949
Accrued expenses and other current liabilities	1,009,147
Deferred warranty revenue – current	410,673
Current portion of long-term debt	68,196
Total current liabilities	1,968,965
NON-CURRENT LIABILITIES
Deferred warranty revenue - long-term	10,656
Long-term debt, net of current portion	62,118
Reserve for uncertain tax positions	1,969,055
Total non-current liabilities	2,041,829
Total liabilities	4,010,794
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value	—
Additional paid-in capital	748,493
Retained earnings	8,971,722
Total Beagell Group shareholders’ equity	9,720,215
Noncontrolling interest	2,270,048
Total shareholders’ equity	11,990,263
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,001,057
The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014	Period from January 1, 2015 to May 18, 2015	Nine Months Ended September 30, 2014
Net revenues	$8,001,559	$11,107,071	$23,211,102
Cost of goods sold	5,101,348	7,395,359	15,371,134
Gross profit	2,900,211	3,711,712	7,839,968
Operating expenses	2,450,696	3,183,803	5,911,121
Income from operations	449,515	527,909	1,928,847
Other income	27,629	63,695	75,300
Income before income tax expense	477,144	591,604	2,004,147
Income tax expense	134,395	75,402	290,242
Net income	342,749	516,202	1,713,905
Net income attributable to noncontrolling interest	147,112	279,481	420,048
NET INCOME ATTRIBUTABLE TO BEAGELL GROUP	$195,637	$236,721	$1,293,857
The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Non controlling	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2015	3,424	$—	$748,493	$8,971,722	$2,270,048	$11,990,263
Net income	—	—	—	236,721	279,481	516,202
Shareholder distributions	—	—	—	(1,798,900)	(60,000)	(1,858,900)
Balance at May 18, 2015	3,424	$—	$748,493	$7,409,543	$2,489,529	$10,647,565

	Common stock		Additional paid-in capital	Retained earnings	Non controlling	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2014	3,412	$—	$727,973	$8,578,003	$2,340,578	$11,646,554
Net income	—	—	—	1,293,857	420,048	1,713,905
Shareholder distributions	—	—	—	(958,002)	(325,125)	(1,283,127)
Balance at September 30, 2014	3,412	$—	$727,973	$8,913,858	$2,435,501	$12,077,332
The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities
Net income	$516,202	$1,713,905
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	277,183	662,134
Provision for uncertain tax positions	86,000	290,242
Gain on disposal of property and equipment	(61,658)	(17,589)
Change in assets and liabilities
Accounts receivable	(134,875)	79,884
Inventories	114,002	(285,134)
Prepaid expenses and other current assets	(103,812)	(43,839)
Account payable	233,192	214,407
Accrued expenses and other liabilities	(306,112)	326,992
Deferred warranty revenue	(142,884)	58,026
Net cash provided by operating activities	477,238	2,999,028
Cash flows from investing activities
Proceeds from disposal of property and equipment	160,643	33,375
Liquidation of (premium payments on) life insurance policies	593,671	(50,371)
Payments received (made) on related party receivables	333,270	—
Capital expenditures	(284,690)	(144,517)
Net cash provided by (used in) investing activities	802,894	(161,513)
Cash flows from financing activities
Payments of debt	(26,032)	(188,275)
Proceeds from debt	—	60,000
Shareholder distributions	(1,858,900)	(1,283,127)
Net cash used in financing activities	(1,884,932)	(1,411,402)
(Decrease) increase in cash and cash equivalents	(604,800)	1,426,113
Cash and cash equivalents, beginning of period	2,769,876	1,719,740
Cash and cash equivalents, end of period	$2,165,076	$3,145,853
Supplemental cash flow disclosures
Cash paid for income taxes	$4,773	$—
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the three months ended September 30, 2014, the period from January 1, 2015 to May 18, 2015, and the nine months ended September 30, 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.
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
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $112,000 for the three months ended September 30, 2014, $189,000 for the period from January 1, 2015 to May 18, 2015 and $232,000 for the nine months ended September 30, 2014.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $227,000 for the three months ended September 30, 2014, respectively. Depreciation and amortization expense totaled approximately $277,000 and $662,000 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively. Approximately $1,426,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Lessors as of December 31, 2014.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASC") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

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

Note 5. Commitments and Contingencies
Operating Lease
The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. There was no rental expense for the three months ended September 30, 2014 and $72,000 for the nine months ended September 30, 2014.
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

In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $1,000 for the three months ended September 30, 2014, and $24,000 and $23,000 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively. The Company had accumulated interest and penalties of approximately $377,000 as of December 31, 2014, respectively, which are included in the reserve for uncertain tax positions on the combined balance sheet.
The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 7. Employee Benefit Plans
The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan were approximately $18,000 and $159,000 for the period from April 1, 2015 to May 18, 2015 and the three months ended September 30, 2014, respectively. Matching Company contributions to the plan were $37,000 and $377,000 for the period of January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively.

Note 8. Common Stock
The capital structure of the combined entities as of December 31, 2014, is as follows:

	Common shares, no par value		Additional paid-in capital
	Authorized	Issued
Don’s	5,000	1,200	$524,005
Gary’s	3,000	2,104	184,488
Horsehead’s	200	120	40,000
			$748,493

Standard
UNAUDITED CONDENSED COMBINED BALANCE SHEET

December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,354,155
Accounts receivable, net of allowance	930,903
Inventories	11,090,360
Prepaid expenses and other current assets	291,782
Related party receivables	255,698
Total current assets	13,922,898
PROPERTY AND EQUIPMENT
Land and improvements	1,316,143
Buildings and improvements	3,099,557
Office equipment	1,393,020
Vehicles, trailers and yard equipment	6,056,322
Leasehold improvements	1,164,617
Accumulated depreciation and amortization	(5,340,370)
Property and equipment, net	7,689,289
OTHER NON-CURRENT ASSETS
Goodwill	363,373
Deferred income taxes	256,287
Other non-current assets	33,394
Total non-current assets	653,054
TOTAL ASSETS	$22,265,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$563,045
Accrued expenses and other current liabilities	1,187,723
Deferred warranty revenue	179,832
Deferred income taxes	918,004
Related party payables	2,409,277
Total current liabilities	5,257,881
DEFERRED INCOME TAXES	70,668
DEFERRED WARRANTY REVENUE, NET OF CURRENT PORTION	176,610
RESERVE FOR UNCERTAIN TAX POSITIONS	458,425
Total liabilities	5,963,584
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value	—
Additional paid-in capital	5,058,040
Retained earnings	10,641,250
Accumulated other comprehensive income	(75,129)
Total Standard shareholders’ equity	15,624,161
Noncontrolling interest	677,496
Total shareholders’ equity	16,301,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,265,241
The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2014	Period from January 1, 2015 to May 18, 2015	Nine Months Ended September 30, 2014
Net revenues	$8,303,167	$8,914,348	$23,769,006
Cost of goods sold	5,553,906	5,995,959	15,750,958
Gross profit	2,749,261	2,918,389	8,018,048
Operating expenses	2,055,377	3,385,020	6,530,399
Income (loss) from operations	693,884	(466,631)	1,487,649
Other income	580,290	301,533	740,645
Income (loss) before income tax expense	1,274,174	(165,098)	2,228,294
Income tax benefit expense	642,165	79,409	673,649
Net income (loss)	632,009	(244,507)	1,554,645
Net income (loss) attributable to noncontrolling interest	13,089	(15,104)	32,237
Net income (loss) attributable to Standard	$618,920	$(229,403)	$1,522,408
Net income (loss)	$632,009	$(244,507)	$1,554,645
Foreign currency translation adjustments	(517,665)	(365,753)	(609,452)
Net comprehensive income (loss)	114,344	(610,260)	945,193
Net comprehensive loss attributable to noncontrolling interest	(19,152)	(17,027)	(92)
Net comprehensive income (loss) attributable to Standard	$133,496	$(593,233)	$945,285

The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard
UNAUDITED CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2015	10,500	$—	$5,058,040	$10,641,250	$(75,129)	$677,496	$16,301,657
Net loss	—	—	—	(229,403)	—	(15,104)	(244,507)
Foreign currency translation adjustments	—	—	—	—	(365,753)	(1,923)	(367,676)
Balance at May 18, 2015	10,500	$—	$5,058,040	$10,411,847	$(440,882)	$660,469	$15,689,474

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2014	10,500	$—	$5,058,040	$8,950,774	$904,609	$572,901	$15,486,324
Net income	—	—	—	1,522,408	—	32,237	1,554,645
Shareholder distribution	—	—	—	(225,168)	—	—	(225,168)
Foreign currency translation adjustments	—	—	—	—	(609,452)	92	(609,360)
Balance at September 30, 2014	10,500	$—	$5,058,040	$10,248,014	$295,157	$605,230	$16,206,441
The accompanying notes to the unaudited condensed combined financial statements are an integral part of these statements.

Standard
UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Nine Months ending September 30, 2014
Cash flows from operating activities
Net (loss) income	$(244,507)	$1,554,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	302,325	536,469
Deferred income tax benefit	(193,890)	(152,847)
Provision for uncertain tax positions	68,966	101,087
Insurance proceeds	150,307	1,434,902
Gain on fire	(51,364)	(784,230)
Loss on disposal of property and equipment	15,139	51,729
Change in assets and liabilities
Accounts receivable	(216,359)	(132,842)
Inventories	(11,578)	(137,438)
Prepaid expenses and other current assets	(431,517)	2,018,554
Accounts payable	(306,189)	239,638
Accrued expenses and other current liabilities	342,584	(1,554,945)
Net cash (used in) provided by operating activities	(576,083)	3,174,722
Cash flows from investing activities
Capital expenditures	(119,425)	(3,069,882)
Insurance Proceeds	108,959	1,040,178
Other	61,659	—
Net cash provided by (used in) investing activities	51,193	(2,029,704)
Cash flows from financing activities
Shareholder distribution	—	(225,168)
Net cash used in financing activities	—	(225,168)
Effect of foreign exchange fluctuations on cash	558,624	(419,957)
Net increase in cash and cash equivalents	33,734	499,893
Cash and cash equivalents, beginning of period	1,354,155	1,901,613
Cash and cash equivalents, end of period	$1,946,513	$2,401,506
Supplemental cash flow disclosure
Cash paid for income taxes	$9,098	$476,128
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

Note 2. Summary of Significant Accounting Policies
Basis of Preparation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of Standard and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the three months ended September 30, 2014, the period from January 1, 2015 to May 18, 2015, and the nine months ended September 30, 2014. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.
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

Foreign Currency
The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. There were no transaction gains for the three months ended September 30, 2014, and $5,600 and $4,300 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively, and are included in operating expenses on the consolidated statements of operations.
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
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $67,000 for the three months ended September 30, 2014, and $98,000 and $270,000 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively.
Net revenues of approximately $2,575,000 and $6,983,000 were reported by the Company’s Canadian entities for the period from April 1, 2015 to May 18, 2015 and the three months ended September 30, 2014, respectively. Net revenues of approximately $7,336,000 and $20,493,000 were reported by the Company’s Canadian entities for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $183,000 for the three months ended September 30, 2014. Depreciation and amortization expense totaled approximately $302,000 and $537,000 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively. Approximately $2,370,000 of property and equipment, net of accumulated depreciation and amortization, was held by Dalana Realty and Port Hope as of December 31, 2014. Approximately $6,878,000 of property and equipment, net of accumulated depreciation and amortization, was held by the Company’s Canadian entities as of December 31, 2014.
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
The Company may be required, on a non-recurring basis, to adjust the carrying value of its property and equipment or goodwill. When necessary, these valuations may be determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment for the three months ended September 30, 2014, or the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASC") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

Note 3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

December 31, 2014
Accrued salaries and employee costs	$140,860
Reserve for returns and discounts	84,615
Income taxes payable	443,377
Other liabilities	518,871
$1,187,723

Note 4. Commitments and Contingencies
Leases
Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $16,500 for the three months ended September 30, 2014, respectively. Lease expense under this operating lease was approximately $24,000 and $49,000 for the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, respectively.

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

Note 5. Income Taxes
For the three months ended September 30, 2014, the effective tax rate was 50.4%. For the period from January 1, 2015 to May 18, 2015 and the nine months ended September 30, 2014, the effective tax rate was (48.1)% and 30.2%, respectively. The effective tax rates differ from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.
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
For the three months ended September 30, 2014, the Company received insurance proceeds of $568,000, resulting in a gain of $583,000. For the nine months ended September 30, 2014, the Company received insurance proceeds of $2,597,000, which were offset against impairment and other charges of $1,717,000 for a net gain of $758,000.
For the period of January 1, 2015 to May 18, 2015, the Company did not incur any additional charges but received insurance recoveries of approximately $52,000 and $259,000, respectively, which was recognized as income when received. As of November 16, 2015, the Company is in process of completing the insurance claim. At this time, the Company is uncertain if it will receive any additional recoveries from the insurance company and expects the amount of any such recoveries to be insignificant.

Note 8. Common Stock
The capital structure of the combined entities as of December 31, 2014, was as follows:

	Common stock, no par value		Additional Paid- in Capital
	Authorized	Issued
	1,000	200	$1,427,429
End of Life Vehicles	unlimited	200	20
Goldy Metals Ottawa	unlimited	100	248,873
Goldy Metals Toronto	unlimited	10,000	3,381,718
			$5,058,040

ITEM 2.	MANAMGENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
In this section, the words “we,” “ours,” and “us” refer to Fenix Parts, Inc., both before and after the IPO and Combinations unless the context suggests otherwise. From time to time, information provided by the Company or statements made by our employees may contain forward-looking information that involves risks and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including but not limited to our expectations regarding revenue, business strategy, anticipated operating results and anticipated cash requirements) may be forward-looking statements. Our actual results could differ materially from those set forth in any forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Risk Factors” contained in our registration statement on Form S-1 that became effective on May 13, 2015 and in our quarterly report on Form 10-Q as for the quarter ended June 30, 2015, as filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, it is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As a result, investors should not consider the foregoing factors as an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ. In light of these risks, uncertainties and assumptions, the forward-looking items discussed in this report might not occur.
Overview
Fenix was founded in January 2014 to create a leading recycler and reseller of OEM automotive products in the United States and Canada. We completed an initial public offering (“IPO”) of our common stock and acquired the Founding Companies, described below, on May 19, 2015. Our primary business is auto recycling, which is the recovery and resale of insurance quality OEM parts, components and systems reclaimed from damaged, totaled or low value vehicles. We sell recycled OEM products to collision repair shops, also known as body shops, and mechanical repair shops, auto dealerships and individual retail customers through centralized distribution facilities. Our recycled OEM products include mechanical parts used to repair worn or damaged components, such as engines and transmissions, and collision repair parts used to repair vehicles typically involved in a collision, such as door assemblies, trunk lids, lights, fenders and other products. We also sell aftermarket parts. As of September 30, 2015, we have ten full-service recycling facilities, concentrated in the Northeastern United States and Southeastern Canada. These locations include Binghamton, NY, Niagara Falls, NY, Pennsburg, PA, Rahway, NJ, Bayville, NJ, Ottawa, Ontario, Port Hope, Ontario, Queensbury, NY, Watertown, NY and Jacksonville, FL. In October 2015, to provide added coverage in the Southeastern United States, we made two acquisitions with full-service recycling facilities in Forest City, NC and Greensboro, NC. We have four self-service locations, two of which are co-located with full-service facilities. Our self-service locations are in Binghamton, NY, Elmira, NY, Ottawa, Ontario and Scarborough, Ontario. At these self-service locations, we allow retail customers to directly dismantle, recover and purchase recycled OEM products. Once each of our vehicles has been dismantled, we sell as scrap the remaining materials.

We completed our IPO on May 19, 2015. We raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $101.3 million after paying the underwriter’s discount and other offering costs.
Concurrently with the closing of our IPO, we acquired in the Combinations eleven corporate entities that conduct eight businesses: (i) Don’s Automotive Mall, Inc. (“Don’s”), (ii) Eiss Brothers, Inc. (“Eiss Brothers”), (iii) Gary’s U-Pull It, Inc. (“Gary’s”), (iv) Green Oak Investments LLC dba GO Auto Recycling (“GO Auto”), (v) Horseheads Automotive Recycling, Inc. (“Horseheads”), (vi) Jerry Brown, Ltd. (“Jerry Brown”), (vii) Leesville Auto Wreckers, Inc. (“Leesville”) and (viii) Standard Auto Wreckers, Inc. and its three Canadian affiliates (collectively, “Standard”). All of these companies are collectively referred to as the “Founding Companies.” Don’s, Gary’s and Horseheads are under common control and are referred to collectively as “Beagell Group.” Beagell Group and Standard are referred to as the “co-predecessors.” The Founding Companies were acquired for a combination of cash and shares of our common stock or shares of our subsidiary. A portion of the net proceeds from the IPO, supplemented by new borrowing, was used to pay the $88.1 million cash portion of the consideration at closing in the Combinations.

The accompanying financial statements of Fenix Parts, Inc. as of December 31, 2014 and through May 18, 2015 reflect activities to effect the IPO and the Combinations. The accompanying financial statements of Fenix Parts, Inc. for 2015 include the results of the Founding Companies from May 19, 2015 to September 30, 2015, and the results of Ocean County Auto Wreckers, Inc. (“Ocean County”) from its acquisition on August 14, 2015 to September 30, 2015. The accompanying financial statements of Beagell Group and Standard, the co- predecessors of Fenix Parts Inc., as of December 31, 2014 and for the period from January 1, 2015 to May 18, 2015, and for the three and nine month periods ended September 30, 2014, reflect the financial position and results of operations of their respective automobile recycling businesses prior to the Combinations.

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
Other revenues primarily include the disposal of end of life vehicles and related scrap sales. We obtain scrap metal from several sources, including vehicles that have been used in both our full-service and self-service recycling operations. Other revenues will vary based on fluctuations in commodity prices and the volume of materials sold. Over the past year, there has been a substantial reduction in the commodity prices of scrap metals, which has resulted in a reduction in our revenues in 2015 as compared to 2014. We also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or five years in the case of lifetime warranties.
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

Our cost of goods sold in the initial months after a business acquisition, such as the Founding Companies and Ocean County, reflects the increased valuation of acquired inventory, which has the impact of temporarily reducing our gross margin. During the three and nine month periods ended September 30, 2015, the amortization of this fair value adjustment to inventory increased cost of goods sold for Fenix Parts by $4.3 million and $7.3 million, respectively.
Some of our mechanical products are sold with a warranty against defects which could result in product returns. We record the estimated returns reserves at the time of sale using historical returns information to project future returns and related expenses.
Operating Expenses
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

Our general and administrative expenses primarily include the costs of our corporate offices and field support services center that provide field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, IT system support and maintenance expenses, accounting, legal and other professional fees, travel and supplies. Prior to the IPO, general and administrative expenses also included acquisition related costs and legal, accounting and other fees incurred in connection with the Combinations. After the IPO and Combinations, general and administrative expenses also include rent of our corporate offices, fees and expenses in administering an acquisition program and conducting due diligence on acquisition candidates, and expenses associated with our operation as a public company, including related audit, legal, accounting, investor relations and board of directors fees.
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
For all inventories, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the inventory and current anticipated demand. If actual demand is less than our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventories acquired in business combinations are marked up from historical cost to an estimate of fair market value as described below. This mark up increases reported cost of goods sold and reduces gross margin in the initial months following an acquisition.

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

In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.
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
Share-based compensation
We measure share-based compensation expense at the grant date based on the fair value of the award. The fair value of stock options awarded is estimated based on the Black-Scholes option pricing model and the fair value of service-based restricted stock units and restricted stock awards is measured at their underlying closing share price on the date of grant, all as fully described in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements of Fenix Parts, Inc. We recognize the expense for service-based share awards over the appropriate service period on a straight-line basis, net of estimated forfeitures.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for Fenix Parts, Inc.

Fenix Parts, Inc.
Overview

Fenix Parts, Inc. (“Fenix”) was founded on January 2, 2014 for the purpose of effecting the Combinations and IPO. Fenix had no automobile recycling operations before May 2015 during which time it had two employees. From inception to May 19, 2015, Fenix incurred various legal, accounting and administrative costs in preparation for its IPO, the Combinations and to position Fenix for operation as a publicly-traded company upon consummation of these transactions. After May 18, 2015, Fenix’s results include the operations of the Founding Companies and subsequently acquired businesses.

Results of Operations
Net revenue for the three and nine months ended September 30, 2015 was $27.3 million and $38.7 million, respectively, reflecting the automobile recycling operations of Fenix from July 1, 2015 and May 19, 2015 to September 30, 2015, respectively. On a pro forma basis assuming the Combinations occurred on January 1, 2014, revenues for the three months ended September 30, 2015 and 2014 were $27.3 million and $28.2 million, respectively, representing a 3.1% decrease. On a pro forma basis for the nine months ended September 30, 2015 and 2014 revenues were $82.4 million and $82.9 million, respectively, representing a 0.6% decrease. As described further below, revenues in the three and nine month periods ended September 30, 2015, as compared to the same periods in 2014, have been adversely impacted by scrap sales and lower reported revenues at the Canadian operations because of a stronger U.S. Dollar.
Net loss for the three and nine months ended September 30, 2015 was $6.5 million and $13.2 million, respectively. On a pro forma basis assuming the Combinations occurred on January 1, 2014, net loss for the three and nine ended September 30, 2015 was $7.2 million and $14.8 million, respectively. Net loss for the three and nine months September 30, 2014 was $2.6 million and $3.5 million, respectively. The increase in the pro forma net loss is primarily attributable to the reduction in revenue described above and significant costs incurred in 2015 for legal, accounting, auditing and other corporate functions. In addition, the three and nine month periods ended September 30, 2015 were adversely affected by lower gross profit margins in the period from May 19 to September 30, 2015 as cost of goods during this period includes $4.3 million and $7.1 million, respectively, in post-acquisition amortization of higher inventory values from applying the purchase method of accounting to the acquired inventories of the Founding Companies. The 2014 gross profit margins do not include this effect.
Fenix is subject to risks and uncertainties relating to the price of scrap metal. While sales of scrap metal represents a small portion of our overall sales, the decline of approximately 45% from the third quarter of 2014 to the third quarter of 2015 in market prices for scrap autobodies (as per the American Metal Market Index) had an adverse effect on reported revenues in the third quarter of 2015. Continued weakness in metals prices could adversely affect our revenues and profits. This trend should be viewed in light of the offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Because we have substantial operations in Canada doing business in Canadian Dollars, Fenix is also subject to risks and uncertainties relating to foreign currency exchange rates. Between the third quarter of 2014 and the third quarter of 2015, the Canadian Dollar depreciated approximately 20% against the U.S. Dollar and this had the effect of reducing reported revenues in the three months ended September 30, 2015. The continued strengthening in the U.S. Dollar relative to the Canadian Dollar could adversely affect our future reported results of operations.
Liquidity and Capital Resources

Prior to the IPO in May 2015, Fenix’s source of funding was sales of common stock totaling approximately $4.9 million from a small group of investors. The Company’s IPO provided approximately $101.3 million in net proceeds.
Net cash used in operating activities totaled $11.4 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively. The 2015 period includes cash flows from the Founding Companies from May 19 to September 30, 2015, and Ocean County from August 14 to September 30, 2015.
Net cash used in investing activities totaled $89.2 million and $0.0 million for the nine months ended September 30, 2015 and 2014, respectively. Investing activities in the nine months ended September 30, 2015 consist of the cash used to purchase the Founding Companies and Ocean County and the capital expenditures associated with the automobile recycling operations after the Combinations. There were no capital expenditures in the nine months ended September 30, 2014 prior to the IPO and Combinations.

Net cash provided by financing activities totaled $111.1 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. The company raised $101.3 million in net proceeds from the IPO and borrowed $10 million on its credit facility to fund the acquisition of the Funding Companies
Fenix’s primary sources of ongoing liquidity are cash flows from our operations. In addition, we have entered into a $35.0 million senior secured credit facility with BMO Harris Bank N.A. under which we have borrowed $10.0 million and utilized $5.9 million of letters of credit on the closing date of the Combinations. The Company does not expect to utilize the credit facility as a primary source of funding for working capital needs and expects cash flows from operations to be sufficient for that purpose.

The Company borrowed an aggregate of $8.7 million under the credit facility to fund a portion of the purchase price in connection with the purchase of two automotive recycling businesses occurring in October, 2015. The Company expects to utilize the credit facility in connection with the purchase of additional automotive recycling businesses.
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
The Combination Agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of Combination Consideration which will be payable only if certain performance hurdles are achieved. The maximum amount of consideration that is subject to holdback for Eiss Brothers is $245,000 in cash plus 11,667 shares of our common stock, of which none, some or all will be released to Eiss Brothers depending upon its EBITDA during the twelve-month period beginning with the month following the month of the closing of this offering. The maximum amount of consideration that is subject to holdback for the Canadian Founding Companies is $5.9 million in cash (or, at the Company’s option, in the form of a letter of credit under our credit facility) plus 280,000 Exchangeable Preferred Shares, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on our evaluation of the likelihood of meeting these performance targets, a liability was recorded for the Combination date fair value of the contingent consideration of $8.0 million, of which the present value of the cash portion is $5.9 million. Fenix expects to fund the related cash payments through either cash generated from operations or through draws on our credit facility.
Management intends to continue to evaluate markets for potential growth through selected business acquisitions and the internal development of distribution and dismantling facilities. Future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our future business acquisitions and our internal development efforts. The Company expects our credit facility to provide additional sources of liquidity to fund acquisitions.
Management believes that cash and equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. From time to time, the Company may need to raise additional funds through public or private financing, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Contractual Obligations and Commercial Commitments
Operating leases with the former owners of the Founding Companies and Ocean County have terms of 15 years with options for additional renewals. The sub lease for corporate office space has a term of May 1, 2015 to September 30, 2018. Cash payments for rent under these lease, future payments on debt and consulting obligations, and future contingent consideration payments described above by year are:

	Rest of 2015	2016	2017	2018	2019	Thereafter through 2030
Operating leases	$1,133,315	$1,976,502	$2,015,633	$2,163,404	$2,197,720	$28,173,550
Debt obligations	125,000	975,000	1,100,000	1,000,000	1,000,000	5,750,000
Consulting obligations	229,000	430,000	405,000	241,000	80,000	840,000
Contingent consideration liabilities	—	11,033,000	—	—	—	—
Total	$1,487,315	$14,414,502	$3,520,633	$3,404,404	$3,277,720	$34,763,550
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
Results of Operations for the period from January 1, 2015 to May 18, 2015 and the Nine Months Ended September 30, 2014

Revenue decreased by $12.1 million, or 52.2%, to $11.1 million for the period from January 1, 2015 to May 18, 2015 from $23.2 million for the nine months ended September 30, 2014. Cost of goods sold decreased by $8.0 million, or 51.9%, to $7.4 million for the period from January 1, 2015 to May 18, 2015 from $15.4 million for the nine months ended September 30, 2014. As a percentage of revenue, cost of goods sold decreased to 65.9% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 66.2% of revenue for the nine months ended September 30, 2014. Operating expenses decreased by $3.0 million, or 48.4%, to $3.2 million for the period from January 1, 2015 to May 18, 2015 from $5.9 million for the nine months ended September 30, 2014. The primary reason for these changes is the reduced number of days in the 2015 period compared to 2014.
Liquidity and Capital Resources

Prior to its acquisition by Fenix Parts on May 19, 2015, the primary source of ongoing liquidity for Beagell Group was cash flows from operations and the primary use of cash was the payment of distributions to the then-shareholders. Also, during the period from January 1, 2015 to May 18, 2015, $0.6 million in cash was provided by the liquidation of life insurance policies.

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
Results of Operations for the period from January 1, 2015 to May 18, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue decreased by $11.6 million, or 51.1%, to $11.1 million for the period from January 1, 2015 to May 18, 2015 from $23.8 million for the nine months ended September 30, 2014. Cost of goods sold decreased by $5.9 million, or 42.1%, to $8.1 million for the period from January 1, 2015 to May 18, 2015 from $15.8 million for the nine months ended September 30, 2014. As a percentage of revenue, cost of goods sold increased to 73.0% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 61.7% of revenue for the nine months ended September 30, 2014. Operating expenses decreased by $3.9 million, or 54.2%, to $3.3 million for the period from January 1, 2015 to May 18, 2015 from $6.5 million for the nine months ended September 30, 2014. The primary reason for these changes is the reduced number of days in the 2015 period compared to 2014.
Liquidity and Capital Resources
Prior to its acquisition by Fenix Parts on May 19, 2015, the primary source of ongoing liquidity for Standard was cash flows from operations. As described in Note 7 to the accompanying unaudited condensed combined financial statements, a fire occurred at the Goldy Metals Toronto facility in March 2014 which destroyed the dismantling facility and a substantial portion of the location’s inventory. Standard received substantial insurance proceeds during the nine months ended September 30, 2014, which were primarily used to fund capital expenditures of $3.0 million during the period to build a new facility in Port Hope.

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
We have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to the Company’s and the Founding Companies’ lack of accounting personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as previously disclosed in our final prospectus dated May 14, 2015 (the “Final Prospectus”) included in our Registration Statement on Form S-1 filed on April 8, 2015 and declared effective on May 13, 2015 (Registration No. 333-203296) (the “Registration Statement”) and in our previously filed quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.
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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
None

ITEM 1A.     RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Final Prospectus, filed with the SEC on May 15, 2015, and our quarterly report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC, for information concerning the risks and uncertainties that could negatively impact us. There have been no material changes to the risk factors described therein.

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

The following table describes the issuance of unregistered options to purchase its common stock and restricted common stock that have been issued by the Company to date under its 2014 Stock Plan. The grants were made to individuals who were either employees, officers or directors of the Company. In all cases, the per share exercise price of the options or the per share value of the restricted stock, as applicable, was based on the per share price on the date of the grant, except that the options granted on March 13, 2015 were based on the per share price of the common stock in the initial public offering. These option and restricted stock grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

Date of Grant	Type of Security	Number of Securities	Exercise Price	Number of Grantees
May 13, 2015	Options	550,000	$8.00	6
June 15, 2015	Options	40,000	$10.69	1
July 8, 2015	Options	615,754	$9.66	14
July 8, 2015	Restricted Stock Units	130,000	$9.66	12
July 9, 2015	Options	140,000	$9.82	2
July 9, 2015	Restricted Stock Units	20,000	$9.82	1
August 14, 2015	Options	2,543	$9.83	1
August 24, 2015	Options	163,000	$9.60	38
August 25, 2015	Options	40,000	$9.41	1
September 14, 2015	Options	5,000	$8.72	1

During June 2015, the Company issued a total of 20,000 unregistered shares of its common stock to two current employees in payment of their fees for pre-Combination services when they were consultants to the Company. The awards were valued at approximately $217,000, based on the share price on the date of the grant. The foregoing grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

Since the initial public offering, the Company has issued unregistered common stock as part of the purchase price in connection with the Company’s acquisition of three automotive recycling businesses. The table below lists the name of the businesses acquired, the dates of issuance and the number of shares issued. The number of shares issued to the sellers in each case was determined by dividing the agreed upon non-cash portion of the purchase price by the average closing price of the Company’s common stock on the Nasdaq Global Market for the thirty trading days immediately prior to the acquisition closing. These shares were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.
.

Business Acquired	Date of Issuance of Shares	Number of Shares
Ocean County Auto Wreckers, Inc.	August 14, 2015	59,709
Butler Auto Sales and Parts Inc.	October 7, 2015	106,918
Tri-City Auto Salvage, Inc.	October 9, 2015	42,363
Use of Proceeds
On May 14, 2015, the Company priced the initial public offering of our common stock. Under the Registration Statement, the Company registered, issued and sold 13,800,000 shares of our common stock, including 1,800,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $8.00 per share for an aggregate offering of $110.4 million. The offering closed on May 19, 2015, and the underwriters’ exercise of their overallotment option closed on May 22, 2015.
BMO Capital Markets and Stifel acted as joint book-running managers for the offering. BB&T Capital Markets and Barrington Research acted as co-managers.
The Company received net proceeds in the offering, including net proceeds from the exercise of the underwriters’ option, of approximately $101.3 million after deducting underwriting discounts and commissions of approximately $7.7 million and offering-related expenses of approximately $1.4 million. The offering-related expenses included approximately $350,000 in legal fees paid to our counsel, Johnson and Colmar, one of whose partners is our assistant secretary. With this exception, all of our offering-related expenses were direct or indirect payments to persons other than (i) directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) affiliates.
A portion of the net proceeds received in the offering was used to fund the approximately $88.1 million cash portion of the consideration paid in the combinations with Founding Companies, including $6.8 million in cash for adjustments required under the combination agreements with the Founding Companies. During the third quarter of 2015, approximately $2,632,000 of the net proceeds from the initial public offering were used to purchase Ocean County Auto Wreckers, Inc. During October, 2015, an aggregate of approximately $6,200,000 of the net proceeds from the initial public offering was used to purchase Butler Auto Sales and Parts, Inc. and Tri-City Auto Salvage, Inc.
The residual balance of the net proceeds has been used for general corporate purposes.

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

Fenix Parts, Inc.

Dated: November 16, 2015	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)