Form 10-K
period 2015-12-31
Fenix Parts, Inc.
filed 2016-04-14
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to
Commission File Number 001-37382
_______________________________________
FENIX PARTS, INC.
(Exact name of Registrant as specified in its charter)
_______________________________________

Delaware	46-4421625
(State or other jurisdiction of incorporation or organization)	(I.R.S. ID)

One Westbrook Corporate Center, Suite 920 Westchester, Illinois	60154

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 708-407-7200
_______________________________________

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of common stock outstanding held by stockholders who were not affiliates of the registrant was approximately $100 million (based on the closing sale price on the NASDAQ Global Market on such date).
The number of outstanding shares of the registrant's common stock as of April 14, 2016 was 19,926,868.

Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K .

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expected or projected results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. Some of these risks, uncertainties, and other factors are set forth elsewhere in this Annual Report on Form 10-K and in other documents we have filed with the SEC and include, among other things:

•	Our relatively short operating history and our ability to successfully integrate into one entity our operating subsidiaries ("Subsidiaries"), and those subsidiaries we may acquire;

•	Our ability to successfully locate and acquire additional businesses that provide recycled OEM automotive products and our ability to successfully integrate acquired companies with our business;

•	Our success in managing internal growth;

•	Variations in the number of vehicles sold, vehicle accident rates, miles driven and the age of vehicles in accidents;

•	Competition from vehicle replacement part companies, including but not limited to those that provide recycled parts;

•	Our ability to maintain our relationships with auto body shops, insurers, other customers and with auction companies from which we purchase our salvage vehicles;

•	Our compliance and our Subsidiaries' past compliance with environmental laws and regulations and federal, state and local operating and permitting requirements;

•
The known environmental liabilities at our Toronto, Ontario facility associated with groundwater and surface water contamination as a result of historical releases and a petroleum hydrocarbon spill in November 2010;

•	Potential for significant impairment of goodwill and intangibles;

•	Fluctuations in the prices of scrap metal and other metals;

•	Changes in the exchange rate for the Canadian Dollar

•	Changes in the national, provincial or state laws and regulations affecting our business;

•	Disruptions in the information technology systems on which our business relies;

•	Our ability to satisfy our debt obligations and to operate in compliance with our financing agreements;

•	Material weaknesses in our internal control over financial reporting; and

•	Other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”.

Given these risks and uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this filing have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with GAAP or any guidelines of the SEC. Actual results may vary, perhaps materially. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any such forward-looking statements, whether made in this Annual Report on Form 10-K or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed above. For further discussion of these and other factors that could impact our future results, performance or transactions, please carefully read “Risk Factors.”

ITEM 1.     BUSINESS
As used in this Annual Report on Form 10-K, references to “Fenix” refer to Fenix Parts, Inc. solely, and references to the “Company,” “our”, “we”, “us” and similar terms refer to Fenix Parts, Inc., together with our Subsidiaries, as defined below.
OVERVIEW

We are in the business of auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) parts, components and systems, (referred to as “products”) such as engines, transmissions, radiators, trunks, lamps and seats reclaimed from damaged, totaled or low value vehicles. We purchase our vehicles primarily at auto salvage auctions. Upon receipt of vehicles, we inventory and then dismantle the vehicles and sell the recycled components. Our customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. We also generate a portion of our revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, the sale of aftermarket parts, and from the sale of extended warranty contracts.

We provide customers with high quality recycled OEM products, extensive inventory and product availability, responsive customer service and fast delivery. We operate a hub and spoke distribution network allowing us to efficiently move products among our locations and expedite delivery to our customers. We distribute a variety of products to collision and mechanical repair shops, including recycled OEM products, as well as aftermarket, refurbished and remanufactured parts. Collectively, we refer to these products as alternative parts because they are not new OEM products.

History
Fenix was founded on January 2, 2014 to acquire and combine companies in the automobile recycling and resale industry. Fenix Parts Canada, Inc. (“Fenix Canada”), a wholly-owned subsidiary of Fenix, was established on September 24, 2014 primarily to facilitate the acquisition and combination of companies in the automobile recycling and resale industry in Canada. Through November 2014, Fenix and Fenix Canada entered into Combination Agreements to acquire (in transactions referred to as the “Combinations”) eleven corporate entities that operate eight businesses (the “Founding Companies”), contingent upon, among other things, the closing of an initial public offering (“IPO”). On May 19, 2015, Fenix completed the IPO and closed on the Combinations with the Founding Companies, including those Founding Companies that are designated as accounting co-predecessors, Don’s Automotive Mall, Inc., Gary’s U-Pull It, Inc., and Horseheads Automotive Recycling, Inc. (collectively, the “Beagell Group”); and Standard Auto Wreckers Inc., End of Life Vehicles Inc., Goldy Metals Incorporated, and Goldy Metals (Ottawa) Incorporated (collectively, “Standard”). The aggregate consideration paid by Fenix in the Combinations (the "Combination Consideration") is detailed in Note 3, Business Combinations, to the consolidated financial statements in this document. Fenix raised the cash portion of the Combination Consideration in its IPO as well as from additional funding from indebtedness. The operations of the Founding Companies are reflected in the consolidated statements of operations from the date of acquisition on May 19, 2015 to December 31, 2015. During the third quarter and fourth quarter of 2015, Fenix acquired three additional automobile recycling companies ("Subsequent Acquisitions"). Our Founding Companies and Subsequent Acquisitions represent our operating subsidiaries ("Subsidiaries"). These are also reflected in the consolidated statements of operations from their respective dates of acquisition to December 31, 2015.

Products
The recycled OEM products that we sell include mechanical parts used to repair or replace worn or damaged components, such as engines and transmissions, and collision repair parts used to repair vehicles typically involved in a collision, such as door assemblies, trunk lids, lights, fenders and other products. These products are “insurance quality,” which means of a quality that is acceptable for use in a repair paid for by an insurance company. Many consumers and repair facilities use recycled OEM products because they are less expensive than new OEM products and are perceived to be of higher quality and fit than products made by non-OEM manufacturers, known as aftermarket products. Recycled OEM products often are sold as assemblies, which shorten repair times and help reduce labor costs. In addition, insurance companies are increasingly influencing repair facilities to use recycled OEM products as a lower cost alternative to new OEM products.
Typically, damaged, totaled or low value vehicles acquired by insurance companies are resold through auto salvage auctions. Some insurance companies mandate that recycled OEM products be no older than the vehicle they are used to repair; thus, the majority of the vehicles we acquire are not more than ten years old. We employ software-based inventory management systems to determine what vehicles to purchase and at what price, based upon our estimation of the demand for the products on the vehicle, the prices we can obtain for those products and the final scrap value of the vehicle.

Customers
Our customers include collision and mechanical repair shops, auto dealerships and individual retail customers. Competition for sales is based primarily on product availability, delivery times and price. Our ability to deliver insurance quality recycled OEM products on a same or next day basis is a critical service requirement of our customers. Customers can find and purchase our parts in many ways including searching our websites, by telephone (speaking with one of our sales professionals) or in-person at one of our fulfillment centers. We apply a coordinated regional approach to our inventory management and distribution activities, which allows us to increase the availability of our products and efficiently meet demand within the markets we serve. In 2015, we sold products to more than 12,000 customers. For the year ended December 31, 2015, there were no significant customers that accounted for more than 10% of total revenues.

Industry
The Auto Care Association (“ACA”) estimates that the U.S. automotive aftermarket was approximately $255 billion in 2015. We operate in the U.S. collision and mechanical repair products market, a subset of the U.S. automotive aftermarket. According to ACA, the U.S. collision and mechanical repair products market was approximately $63 billion in 2015.

The automotive recycling industry is highly fragmented, with few multi-facility operators. According to the Automotive Recyclers Association (“ARA”), there are an estimated 9,000 vehicle recycling facilities in the United States and Canada. We believe that there is only one direct competitor with more than 1% market share within the automotive recycling industry. We believe this competitor has less than 10% market share.

The automotive recycling industry obtains its insurance quality recycled OEM products from damaged, totaled or low value vehicles purchased at salvage auctions. In 2015, there were over 300 salvage auctions in the U.S. and Canada at which over 2.5 million damaged, totaled or low value vehicles were sold on behalf of automobile insurance companies and other sellers to licensed buyers, such as the Company.

The industry’s direct customers are collision and mechanical repair shops that use recycled OEM products in vehicle repairs. The industry also indirectly serves insurance companies as they pay for the majority of repairs to insured vehicles and thus have significant influence over the repair process. As insurance companies seek more cost effective repair solutions, collision repair shops are utilizing more recycled OEM products due to their attractive value proposition. Presently, many major U.S. insurance companies are encouraging collision repair shops to reduce costs, thus influencing them to utilize recycled OEM products in the repair of damaged vehicles.

In addition, automotive recycling is considered environmentally responsible, as more than 85% by weight of the materials from processed vehicles are typically reclaimed or recycled. We also believe that many environmentally conscious consumers will prefer a recycled product and over time government regulation will continue to favor environmentally friendly solutions.

Competition
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by OEM's; new products produced by companies other than the OEMs, which are commonly referred to as aftermarket products; recycled OEM products produced by automobile recyclers obtained from salvage vehicles; used automotive products that have been refurbished; and used automotive products that have been remanufactured. We view all suppliers of vehicle replacement products as our competitors. While we compete with all parts suppliers, there are few automobile recyclers with regional distribution networks like Fenix’s that can reach the majority of customers within the optimum delivery time. We have begun to distinguish ourselves from other suppliers primarily through our broad recycled OEM product selection, which encompasses popular and hard-to-find items or products, our distribution network, and stock management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.

COMPETITIVE STRENGTHS

Favorable Industry Dynamics
We believe that demand for recycled OEM products is highly stable and marked by consistent long-term growth due to a number of favorable trends, including the number of vehicles on the road (commonly referred to as the “car parc”), the increasing miles driven and the number and age of drivers. Additionally, we believe the utilization of recycled OEM products over the last decade has continued to increase given the inherent favorable pricing and product availability of recycled OEM products relative to other replacement products.

Competitive Market Position
We believe that we operate the second largest network of automotive recycling companies in the eastern region of North America (U.S. and Canada) with twelve full-service and four self-service recycling locations, two of which are co-located at existing full-service facilities. We believe the strength of our regional network, our customer relationships and our extensive inventory of insurance quality recycled OEM automotive products give us a competitive advantage and create high barriers to entry.

Extensive Inventory and Distribution Platform with Broad Customer Reach
Our extensive inventory of insurance quality recycled OEM automotive products and our distribution infrastructure give us the ability to help our customers reduce repair cycle time by delivering our products typically the same or next day. In order to increase the availability of our products, we maintain an extensive inventory and have developed a coordinated regional approach to inventory management and distribution. Our network enables us to reach three of the ten largest cities in North America by population. This customer base exceeds 12,000 customers with no one customer accounting for more than 3% of our consolidated revenue in 2015.

Dynamic Vehicle Procurement Process
A critical component of our success and growth is our ability to identify and value the products that can be recycled from a salvage vehicle. We have developed a scalable, data-driven approach, utilizing real-time sales and inventory information, which allows us to procure vehicles in a cost-efficient manner, optimize the dismantling process and profitably sell these products to our customers.

Deep Industry Expertise
We benefit from the industry expertise and deep customer relationships that have been established at the Subsidiaries over the course of their history as standalone businesses. Our key management personnel at most of the Subsidiaries have served an average of 20 years in the automotive recycling industry and many have held senior leadership positions in key industry trade groups, such as the ARA.

Experienced Management Team
Our senior management has significant experience operating and growing automotive and logistics-based businesses. Prior to joining Fenix, our Chief Executive Officer, Kent Robertson, held several senior leadership positions at Stericycle, Inc. (“Stericycle”), a national reverse logistics and regulated waste management company. Mr. Robertson had more than 20 years of experience managing multi-line decentralized distribution and services businesses at Stericycle and at American Medical Disposal, Inc., a company he co-founded in 1990, which was acquired by Stericycle in 2001. Under Mr. Robertson’s leadership, Stericycle successfully acquired and integrated over 70 acquisitions. Our Chief Financial Officer, Scott Pettit, has significant automotive industry, public company, acquisition and integration experience, including serving from 2001 to 2007 as the Chief Financial Officer of Insurance Auto Auctions, Inc. Our Executive Vice President, David Gold, was the President and is the former co-owner of Standard Auto Wreckers, Inc., one of our Subsidiaries. A third-generation automobile recycler, Mr. Gold has over 20 years’ experience in our industry and is the President-elect of the ARA. Our Chief Operating Officer, Art Golden, has nearly 30 years' experience in various leadership roles, including; logistics, planning, warehousing, and field operations. Prior to joining Fenix, Mr. Golden served for 22 years at Stericycle most recently as Area Director of Operations, where he was responsible for overseeing operations in the northeastern region of the U.S. Our Executive Vice President, Supply Chain, John Blaseos, has over 16 years' experience in continuous improvement and supply chain. Most recently with Stericycle, Mr. Blaseos will lead vehicle purchasing, transportation and logistics, pricing and process improvement.

Attractive Financial Model
We believe our highly variable cost structure, low requirements for capital expenditures (in 2015, our maintenance capital expenditures were less than 1% of revenues) and the stability of the collision and mechanical repair products market combine to give our business the potential to deliver strong results through a variety of business cycles. We believe that these factors will allow us to produce significant free cash flow and enable us to continue to fund our growth.

Organizational Structure
We operate on a decentralized basis with an emphasis on regional and local market execution supported by corporate coordination. Local management teams operate the businesses and leverage their relationships with customers and suppliers. At the same time, certain administrative functions are centralized on a regional and, in certain circumstances, a national basis, including but not limited to corporate strategy and acquisitions, accounting and related functions, marketing, human resources, information technology and systems support and environmental compliance.

STRATEGY

We believe that execution of our business strategies will allow us to grow our business and enhance shareholder value:

Enhance and Build our Network through Acquisitions
The acquisition of other OEM automotive products recycling businesses is a key element of our strategy. This will increase our customer base, grow our distribution network and expand our inventory and warehouse capacity. There are currently an estimated 9,000 facilities in the automotive recycling industry, and we believe an ample number of attractive acquisition candidates. Since our initial public offering and the acquisition of the Founding Companies, we have acquired three businesses operating in geographic areas that fit within our strategic growth plan. We use a disciplined approach to identify and evaluate acquisition candidates and intend to pursue acquisitions to increase customer and route density within our network and expand into new geographic markets.

Organically Grow Market Share and Unit Volume
We have identified initiatives to increase vehicle processing throughput, inventory and product availability, thereby growing revenue, volume and market share. These initiatives include:

•
Expand Dismantling Capacity. We operate 67 dismantling bays within our full-service auto recycling facilities. We plan to add dismantling bays within our current facility structure to support inventory demand with minimal capital expense or regulatory involvement. We can also add shifts to increase dismantling utilization. We believe these initiatives will help us increase dismantling capacity and productivity, thereby increasing inventory and product availability.

•
Develop an Integrated Technology Platform. We currently utilize third-party software solutions to support our business. We believe this software is sufficient for our current needs, but we are working to implement an integrated technology platform to support our future growth. We believe that any associated cost would be offset through improvements in salvage vehicle procurement, production management, part pricing, inventory management, marketing, sales, logistics and compliance.

•
Enhance Sales Force Effectiveness. We maintain our sales specialists in their local markets to preserve high levels of service and existing customer relationships. We continue to provide our sales force with enhanced training and additional resources to reach new markets and customers.

•
Expand our Logistics Capacity. We continue to expand our logistics capacity to meet the delivery expectations of our customers (typically the same or next day). We may invest in additional infrastructure, including trucks, employees or transfer hubs, to expand in existing markets and into adjacent markets.

Increase our Margins and Enhance Operating Efficiencies
We have identified certain best practices among our Subsidiaries that improve salvage vehicle procurement and dismantling, enhance product delivery and maximize the value of end-of-life vehicles. We have begun to implement these best practices across our network to improve our operating margins and those of any subsequently acquired businesses. Further, we believe an integrated operating platform within geographic areas creates opportunities for economies of scale as we grow.

INTELLECTUAL PROPERTY

We own various trade names as a result of the acquisitions of the Subsidiaries. We do not believe that our business is materially dependent on any single or group of related trade names.

EMPLOYEES

As of December 31, 2015, the Company had approximately 651 employees at our recycled parts facilities and approximately 14 employees at our corporate headquarters. We enjoy good relations with our employees and are not party to any labor management agreement.

RELATED PARTIES
Please refer to Note 10, Related Party Transactions, to the consolidated financial statements in this document for information about our related parties and corresponding transactions with them. Additionally, see the more detailed information relating to this subject under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be distributed in connection with our 2016 Annual Meeting of Shareholders.

FACILITIES
We lease an office building in Westchester, Illinois, which serves as our corporate headquarters. This facility will meet our growth requirements for the foreseeable future.
We have twelve full-service recycling facilities, concentrated in the Northeastern and Southeastern United States and Southeastern Canada. These locations include Bayville, NJ, Binghamton, NY, Forest City, NC, Greensboro, NC, Niagara Falls, NY, Pennsburg, PA, Rahway, NJ, Ottawa, Ontario, Port Hope, Ontario, Queensbury, NY, Watertown, NY, and Jacksonville, FL. Our full-service recycling facilities have a total of 67 bays for dismantling of vehicles and approximately 567,000 square feet of indoor warehouse space and approximately 235 acres of total storage. Our facilities employ state-of-the art environmental systems for removing fluids prior to dismantling. We have four self-service locations, two of which are co-located with full-service facilities. Our self-service locations are in Binghamton, NY, Elmira, NY, Ottawa, Ontario and Scarborough, Ontario. At these locations, we allow retail customers to directly dismantle, recover and purchase recycled OEM products. Our self-service recycling facilities have approximately 62,000 square feet of indoor storage space and are situated on approximately 46 acres.

ITEM 1A.     RISK FACTORS
Risks Relating to Our Business

We have limited combined operating history, and there are risks associated with the acquisition of our Subsidiaries that could adversely affect the results of our operations.

We were founded in January 2014, and we combined with each of our Founding Companies simultaneously with, and as a condition to, the sale of the shares in our initial public offering in May 2015. Since that time, we have acquired three additional subsidiaries. While we have operated as a combined business with the Subsidiaries since each of their acquisitions, there can be no assurance that we will be able to fully integrate the operations of our Subsidiaries successfully or to institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis and to report the results of operations of the combined entities on a timely basis. In addition, there can be no assurance that our management team will be able to successfully manage the combined entity and effectively implement our operating or growth strategies. Our success will depend on management’s ability to integrate our current Subsidiaries and any companies we may acquire in the future into one organization. Our inability to successfully integrate the companies we acquire and to coordinate and integrate certain operational, administrative, financial and information technology systems would have a material adverse effect on our financial condition and results of operations.

If our efforts to locate and attract desirable companies in the business of providing recycled OEM automotive products are not successful or if we are unable to acquire desirable companies on commercially reasonable terms, our growth prospects will be adversely affected.

One of our principal growth strategies is to increase our revenue through the acquisition of additional businesses within our industry. We face competition in our pursuit to acquire additional businesses, which limits the number of available companies for sale and may lead to higher acquisition prices. When we identify desirable companies, their owners may not be willing to sell their companies at all or on terms that we have determined to be commercially reasonable. If our efforts to locate and acquire desirable companies are not successful, our growth prospects will be adversely affected.

Our ability to acquire additional businesses may require financing that we are unable to obtain or to obtain on acceptable terms.

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We have used and intend to continue to use our cash and common stock as consideration for future acquisitions of companies. If our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, including obtaining additional capital through our existing line of credit or through alternative financing. However, there can be no assurance that our line of credit will have available or adequate capacity to support our acquisition strategy or we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. Under our credit facility, permitted acquisitions are subject to bank review and our meeting certain financial ratios, after giving effect to such acquisition. We believe that our cash and cash equivalents, cash provided by operating activities and funds available from bank borrowings are not likely to be sufficient for future acquisitions, and that we may need to raise additional funds through public or private financing, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may be costly and involve further restrictive covenants. Failure to raise capital if and when needed could have a material adverse impact on our acquisition strategy and on our business, operating results, and financial condition.

We may not be able to successfully integrate future acquisitions or generate sufficient revenues from future acquisitions, which could cause our business to suffer.

Assuming that we are able to finance the acquisition of a company or a division of a company, there can be no assurance that we will be able to profitably manage such business or successfully integrate such business without substantial costs, delays or other operational or financial problems. There can be no assurance that the businesses we may acquire in the future will achieve anticipated revenues and earnings. Additionally:

•	the key personnel of an acquired business may decide not to work for us;

•	changes in management at an acquired business may impair its relationships with employees and customers;

•	we may be unable to maintain uniform standards, controls, procedures and policies among acquired businesses;

•	we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.

Some or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to manage our internal growth, the results of our operations will be adversely affected.

We will attempt to grow our revenues through internal growth as well as through acquisitions. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth will also impose significant additional responsibilities on members of experienced management. Furthermore, as we grow, our ability to increase productivity and profitability will be limited by our ability to employ, train and retain skilled personnel to handle critical tasks within our operations and provide services to our customers and partners. There can be no assurance that we will be able to maintain an adequate skilled labor force necessary to operate efficiently or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. To the extent that we are unable to manage our growth efficiently and effectively, or are unable to attract and retain skilled personnel, our financial condition and results of operations will be materially adversely affected.

If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.

Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. The number and/or severity of accidents and mechanical failures is influenced by factors including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness and extent of adoption of accident avoidance systems in newer vehicles, the reliability of new OEM parts, and the condition of roadways. Increases in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Additionally, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents.

Systems designed to help drivers avoid accidents, including but not limited to impact warning or avoidance systems, lane and vehicle recognition systems and driverless vehicle guidance systems are becoming more prevalent and more technologically sophisticated. To the extent manufacturers install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.

We depend upon the services of our management team.

Our success depends, in part, upon the continuing contributions of our executive officers and key employees at the management level. This includes, in part, continuing efforts from many of the executives and managers of the current Subsidiaries, whose reputations and client relationships have contributed significantly to the success of those companies. Although we have employment and noncompetition agreements with certain of our key executive officers and managers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or managers, or our failure to attract other executive officers or managers could have a material adverse effect on our business or our business prospects. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

We face intense competition from local, regional, national and internet-based automotive products providers, and this competition could negatively affect our business.

The recycled vehicle replacement parts and automotive recycling industries are highly competitive and are served by local owner-operated companies, several large regional companies and internet-based parts providers. Additionally, in certain regions of the country where we operate, local automotive recycling companies have formed cooperative inventory sharing programs. We currently participate in certain of these programs, but may elect not to in the future, and as a public company, we may not qualify to participate in certain of them. One such cooperative disqualified us from participation because our Subsidiaries were no longer independently owned. We could also face additional competition in the future from others entering the market, such as OEMs, insurance companies, new parts producers other than OEMs, sometimes referred to as “aftermarket” suppliers, and industry consolidators. Some of our current and potential competitors may have more operational expertise and greater financial, technical, manufacturing, distribution and other resources, longer operating histories, lower cost structures and better key relationships in the insurance and automotive industries. As a result, they may be able to provide products that we are unable to supply, sell their products at lower costs or serve customers we are unable to serve.

If we fail to maintain or adequately replace our relationships with auto body shops, insurers and other customers, through which we make a significant portion of our revenue, our revenue will be adversely affected.

The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. Additionally, we indirectly rely on insurance companies to help drive demand, as insurance companies are increasingly influencing repair facilities to use recycled OEM products as a lower cost alternative to new OEM products. We also generate a portion of our revenue from scrap sales to metal recyclers. If we are not able to continue our current or similar arrangements with these body shops, mechanical repair shops, insurers and scrap metal recyclers, the volume of our sales, revenue and profitability will be materially adversely affected.

An adverse change in our relationships with auction companies could increase our expenses and hurt our relationships with our customers.

Our inventory primarily consists of vehicles offered at salvage auctions operated by companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with these auction companies. A small number of companies control a large percentage of the salvage auction market in the U.S. and Canada. We acquire substantially all of our salvage autos from two of these auction companies. If either of these companies prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and others.

We are subject to environmental regulations and incur costs relating to environmental matters.

Our operations, both in the U.S. and Canada, are subject to national, state, provincial and local environmental, health and safety laws and regulations governing, among other things:

•	the emission and discharge of wastes, chemicals, contaminants and other hazardous materials into the ground, air, or water;

•	the exposure to hazardous materials; and

•
the generation, handling, storage, use, treatment, identification, reporting, record-keeping, transportation and disposal of industrial by-products, waste water, storm water, solid and hazardous wastes, petroleum products and hazardous materials.

We are in the process of implementing environmental management systems that are designed to facilitate and support our compliance with these requirements and to address current outstanding environmental and operating permit issues. However, if we violate or fail to comply with these laws or regulations we could be fined or otherwise sanctioned by regulators.

Contamination resulting from vehicle recycling processes can include air, soil, surface water and ground water contamination from the release, storage, transportation, or disposal of motor oil, gasoline, or other petroleum products, antifreeze, transmission fluid, waste solvents, chlorofluorocarbons from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead and mercury. Contamination can migrate on-site or off-site which can increase the risk and the amount of any potential liability.

In connection with the acquisition of our current Subsidiaries and other future acquisitions, we may assume the liabilities of the companies we acquire. Contamination at properties owned or operated by the Subsidiaries or companies we acquire in the future may result in liability for us under environmental laws and regulations for the full amount of assessment and remediation-related costs, including those for the investigation and cleanup of contaminated soil, surface water and ground water, building contamination, and impacts to human health, and damages to natural resources. Under certain environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, we and our directors and officers could be held responsible for all of the costs relating to any contamination at, or migrating to or from, the Subsidiaries’ or any newly acquired company’s past or present facilities and at third-party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for causing, any such contamination. The costs of complying with environmental laws and regulations and any claims concerning noncompliance or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Environmental laws are complex, change frequently and have tended to become more stringent over time. Significant capital and operating costs may be incurred at any time to keep our operations in compliance with environmental, health and safety laws and regulations. If it is not economical to make those expenditures, or if we violate any of these laws and regulations, it may be necessary to restrict or modify our operations, which could have a material adverse effect on our business, financial condition and results of operations.

One of our Subsidiaries is the subject of environmental claims.

Groundwater and surface water contamination has been detected at the facility in Toronto, Ontario that we acquired as lessee when we acquired the assets of Goldy Metals Incorporated ("GMI"), as a result of historical releases and a petroleum hydrocarbon spill in November 2010. Since November 2010, the Ontario Ministry of the Environment issued a series of regulatory orders under Ontario’s Environmental Protection Act that required the owner of GMI to investigate and remediate all areas that were contaminated by the spill and to take protective and remedial actions related to its property and operations as well as adjacent areas. We believe GMI has been and is taking necessary steps to remediate the surface water and groundwater contamination. Furthermore, we did not assume this liability and GMI, its shareholder and certain affiliates have agreed to indemnify us for a period of three years from the date of Combination against any liability that may be imposed on us as a result of this contamination. However, as the successor to GMI’s business and lessee of the facility, we may become legally responsible for this liability, and we and our directors and officers may be responsible under national and provincial laws and regulations for the assessment, delineation, control, clean-up, remediation, monitoring and verification of, or as a result of, any environmental contamination at that site and any affected off-site areas. The owner of GMI and certain of its affiliates have agreed, pursuant to the Combination Agreements, to continue to be responsible for the costs of an additional storm water management, control and discharge system following the completion of the Combinations. However, there can be no assurance that the owner of GMI or its affiliates will perform their obligations under such agreements and their failure to perform would require us to undertake these environmental obligations.

The site and operations in Toronto have been operating since the 1960s. During the last decade, the surrounding parkland and agricultural area, as well as the site itself, have been designated part of a new federal urban park. Accordingly, there has been continual governmental, quasi-governmental, and non-governmental body environmental oversight and intervention, including various enforcement initiatives. We anticipate that this will continue.

The Province of Ontario has filed a civil lawsuit against GMI and the owner of the land on which the Toronto, Ontario facility is located claiming damages of Canadian Dollars ("CAD") $10.5 million plus pre- and post-judgment interest and court costs, for alleged historical and spill-related contamination as well as for alleged property encroachment damage. The lawsuit is currently in the pre-discovery stage. We did not assume this liability, and GMI, its owner and certain affiliates have agreed to indemnify us, subject to certain limits as defined in the Combination agreements, for a period of three years from the date of Combination against any liability that may be imposed on us as a result of this liability. However, we may become legally responsible for this liability as the successor to GMI’s business and lessee of the facility. We cannot assure you that we will not become responsible for this liability, or that GMI and its owner or their affiliates will have the capacity to indemnify us in the event we become responsible for this liability in whole or in part. Our responsibility for this liability in whole or in significant part could have a material adverse effect on our results of operations and financial position.

Prior to the Combinations, GMI was also charged by the Province of Ontario for causing or permitting an oil spill in Toronto which allegedly impaired a nearby creek. This matter was settled through a guilty plea on consent, with GMI paying a penalty of CAD $94,000. A future charge and conviction under the same or other environmental statute in Ontario could result in the imposition of a minimum fine of CAD $100,000 per day plus a 25% surcharge, up to a maximum of CAD $10 million. We did not assume this liability, and GMI, its owner and certain affiliates have agreed to indemnify us for a period of three years from the date of Combination against any liability that may be imposed on us as a result of this liability. However, we may become legally responsible for this liability as the successor to GMI’s business and lessee of the facility. We cannot assure you that we will not become responsible for this liability, or that GMI, and its shareholder or their affiliates will have the capacity to indemnify us in the event we become responsible for this liability in whole or in part. Our responsibility for this liability in whole or in significant part could have a material adverse effect on our results of operations and financial position.

GMI is also the subject of further regulatory orders relating to sedimentation monitoring and control in the creek, rehabilitating the creek area that was diverted in 2011 as well as assessing, preventing, treating and controlling off-site groundwater and surface water discharges. To address these orders, GMI intends to implement a new surface water control, management and discharge system.

Governmental agencies may refuse to grant or renew our operating licenses and environmental and other permits.

Our current Subsidiaries and future subsidiaries must receive certain licenses and permits from state and local governments to conduct their operations, including but not limited to permits required by environmental laws. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental and other laws in connection with our facilities. If we violate or fail to obtain or comply with any permits required by environmental or other laws, we could be fined or otherwise sanctioned by regulators. Furthermore, when we develop or acquire a new facility, we must seek the approval of state and local units of government and satisfy applicable siting laws and regulations. Governmental agencies often resist the establishment of an automotive recycling facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits we and our Subsidiaries currently hold.

We have a large amount of goodwill as a result of the acquisition of our Subsidiaries, and if such goodwill becomes impaired, our earnings would be adversely affected.

As of December 31, 2015, we had recorded goodwill of $76.8 million. Goodwill represents the excess of the amount we pay for our acquisitions over the fair value of the acquired net assets. We have substantial goodwill related to our acquisitions of our Subsidiaries. As we implement our business acquisition strategy, we will be required to account for similar premiums paid on future acquisitions in the same manner. We do not amortize acquired goodwill but instead we test it for impairment on an annual basis in the fourth quarter and between annual tests if events and circumstances indicate that it is more likely than not that the fair value of our one reporting unit is less than its carrying value. The goodwill impairment test is based upon a fair value approach comparing fair value of our reporting unit to its carrying value, which as of our annual measurement date of October 1, 2015 was an 8.5% margin; we, accordingly, concluded that we did not incur any impairment. Further, there were no events or indicators of goodwill impairment as of year-end that would call into question the analysis as of October 1, 2015.

Testing for impairment of goodwill involves an estimation of the fair value of our net assets and involves a high degree of judgment and subjectivity. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in the business climate, a sustained decline in our market capitalization, significant negative variances between actual and expected results, and lowered expectations of future financial results. Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, weighted average cost of capital (“WACC”) and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting unit where the goodwill resides. Based on the discounted cash flow valuation at October 1, 2015, a 1% increase in the WACC, terminal growth rate decrease by 0.5%, shortfall against budgeted revenue and gross profit in excess of 2% or changes in other significant variables in the future could potentially result in impairment. If we have any significant impairment to our goodwill, it would have a material adverse effect on our reported financial results for the period in which the charge is taken. Further, the factors leading to the impairment could result in a decrease in the market price of our common stock. For further information regarding the impairment testing done in 2015, see Note 12, Goodwill, to the consolidated financial statements in this document.

Our annual and quarterly performance may fluctuate.

Our revenue, cost of salvage vehicles and operating results have fluctuated on a quarterly and annual basis in the past and on a consolidated basis have fluctuated and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, the following:

•	fluctuations in the market value of salvage and used vehicles;

•	the availability of salvage vehicles at an attractive price;

•	variations in vehicle accident rates;

•	changes in state or federal laws or regulations affecting our business;

•	our ability to successfully integrate in a timely manner and manage our acquisitions;

•	severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

•	declines in asset values, including but not limited to Goodwill impairment.

•	declines in scrap metal prices

•	declines in the value of the Canadian Dollar relative to the US dollar.

Due to the foregoing factors, our operating results in one or more future periods can be expected to fluctuate and period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. These fluctuations in our operating results may cause our results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline.

Fluctuations in the prices of metals could adversely affect our financial results.

Our operations generate scrap metal. After we dismantle a salvage vehicle for parts and after vehicles have been used in our self-service business, any remaining metal is sold to processors and brokers of metal and the remaining vehicle hulks are sold to scrap processors. In addition, we receive vehicles from various sources, which we sell at scrap metal market rates calculated on a per-ton basis. The price of scrap metal has historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metal entirely due to excess supply. To the extent that the price of metal decreases materially, our revenue from such sales will be adversely impacted and a write-down of our inventory value could be required. Despite our recent experience with declining purchase prices on vehicles as a result of reduced commodity prices, there can be no assurance that our vehicle purchasing costs will continue to decrease by a corresponding amount or at the same rate as the scrap metal prices decline, and there may be a delay between the scrap metal price reductions and any vehicle purchasing cost reductions.

We operate in Canada, which exposes us to foreign exchange and other risks.

We have operations in Canada. Our Canadian operations expose us to additional risks associated with international business, which has had an adverse effect on our business, results of operations, and financial condition. We collect revenues and incur costs at our Canadian operations in Canadian dollars. The significant decline in the value of the Canadian dollar against the U.S. dollar from 2014 to 2015 has had an adverse effect on our reported results of operations and financial condition in 2015, and could have a similar effect in the future. In addition to foreign exchange exposure, we are subject to foreign tax, foreign employment laws and regulations and other foreign and domestic laws.

If we experience problems with our fleet of trucks, our business could be harmed.

We operate a fleet of trucks throughout our network to deliver products to our customers and transfer hubs. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. In addition, our failure to deliver parts in a timely and accurate manner could harm our customer relationships and reputation, which could have a material adverse effect on our business.

We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our business.

We rely on information technology for significant aspects of our business, including our financial reporting, accounting, accounts payable, payroll, procurement, inventory control, customer selling and billing, sales analysis, vehicle tracking and profitability reporting, as well as an electronic exchange system for identifying and locating parts at other selected recyclers and facilitating brokered sales to fill customer orders for items not in stock. Any disruption relating to our information systems and hardware could seriously harm our operations.

We may not be able to sell our products due to existing or new laws prohibiting or restricting the sale of recycled automotive products.

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled automotive products that we provide, such as airbags. Additional jurisdictions could enact similar laws or could prohibit additional automotive products we sell. Restrictions on the products we are able to sell could decrease our revenue and have an adverse effect on our business and operations.

Risks Relating to Our Common Stock and Financial Structure

Future sales of our common stock or other securities may depress our stock price.

We and our stockholders may sell shares of common stock or other equity, debt or instruments which constitute an element of our debt and equity (collectively, “securities”) in the future. We may also issue shares of common stock under our stock plan or in connection with future acquisitions. We cannot predict the size of future issuances of securities or the effect, if any, that future issuances and sales of shares of our common stock or other securities will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), the issuance of debt securities, or the perception that such sales or issuances could occur, may cause the price of our common stock to fall.

Our stock price could be volatile and could expose us to securities class action litigation.

The price of our common stock could be extremely volatile and may fluctuate substantially due to the following factors, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business or expansion plans by us or others; and

•	conditions and trends in the auto parts industry and the economy as a whole.

In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.  Downturns in the stock market may cause the price of our common stock to decline.  Additionally, the market price for our common stock has been in the past, and in the future may be, adversely affected by allegations made or reports issued by short sellers, analysts or others regarding our business model, our management or our financial accounting.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to execute our business strategy.

As of December 31, 2015, we had approximately $20.8 million of debt outstanding under our senior secured credit facility, consisting of $11.2 million under our revolving line of credit and $9.6 million under our term loan. We also have a letter of credit for $5.9 million secured under the facility. In addition, we have contingent consideration arrangements with the former owners of three acquired businesses that could result in substantial future cash obligations in 2016 and 2017 as described in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" and as estimated and recorded in the accompanying consolidated balance sheet as of December 31, 2015. The credit facility contains operating restrictions and financial covenants that can restrict our business and limit our access to additional borrowings. Compliance under the financial covenants is measured each quarter and determines how much in additional borrowings, if any, are available to us. At December 31, 2015, we had approximately $4.7 million of additional borrowing capacity under the revolving facility - $2.9 million in U.S. Dollars and $2.4 million that can be drawn in Canadian Dollars. Our significant amount of debt, limited borrowing capacity and our debt service and contingent consideration obligations could limit our ability to satisfy our obligations, limit our ability to operate our business, execute our expansion strategy and impair our competitive position. Moreover, our failure to comply with the covenants and restrictions in our Credit Facility could result in an event of default, which would permit our lender to call for the immediate repayment of the entire amount we owe under our Credit Facility, among other remedies. The acceleration of our obligations under our Credit Facility would have a material adverse effect on our business.

We have assumed uncertain tax positions as part of the Combinations.
We assumed the uncertain tax positions of certain Founding Companies as part of the Combinations and have recorded reserves for these positions, including related interest and penalties, of approximately $5.7 million as of December 31, 2015. If the settlement of any unrecognized tax reserves is different than that accrued, it would impact our effective tax rate. Under certain conditions, payments made by us, including interest and penalties, for assumed uncertain tax positions are indemnified by the previous owners of the Subsidiaries for a period of three years from the Combinations and we have an indemnification receivable of $5.1 million recorded in the balance sheet as of December 31, 2015. If a reserved uncertain tax position results in an actual liability and we are unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the three-year indemnity period has expired, there could be a material charge to our consolidated financial results and reduction of cash resources.
Our officers and directors and the stockholders and former equity interest holders of the Subsidiaries and their affiliates exercise significant control over us.

As of December 31, 2015, our executive officers and directors and the stockholders and former equity interest holders of the Subsidiaries and their immediate family members beneficially own, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may have interests that are different from yours.

Provisions in our certificate of incorporation and bylaws, Delaware law and our loan documents could discourage a takeover that stockholders may consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they, among other things:

•	authorize our board of directors, without stockholder approval, to issue up to 100,000 shares of undesignated preferred stock;

•	do not provide for cumulative voting in the election of directors;

•	establish supermajority voting requirements in order to amend certain provisions in our certificate of incorporation; and

•	prohibit stockholders from calling a special meeting of stockholders.

As a Delaware corporation, we are also subject to the Delaware anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of us. In addition, our credit agreement provides that a change of control is an event of default, which could impede an acquisition, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. We cannot assure you that you will receive a return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Our internal controls have been determined to not be effective, and we may not succeed in establishing and maintaining effective internal controls, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

Our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting for all of our Subsidiaries and Fenix. In an effort to remediate deficiencies in our internal controls, we are in the process of adding personnel to our accounting staff, standardizing financial reporting policies and procedures and upgrading our internal accounting systems. In addition, we have implemented steps to establish a company-wide system of uniform account classifications, and are migrating all operations to common information systems. However, this is a significant task and an integral part of our integration plan for acquired businesses. The integration is still in progress and may require substantial resources at significant cost over an extended period of time to complete. If we fail to establish and thereafter maintain effective controls over financial reporting, our ability to accurately report on our financial results on a timely basis will be adversely affected.

When we cease to be an “emerging growth company” as defined under the JOBS Act, our auditors will be required to express an opinion on the effectiveness of our internal controls. Additionally, our principal executive and financial officers of the Company will be required to certify in the Company's annual and quarterly filings (i) that such reports are accurate and complete and that we have established and maintained adequate internal control over financial reporting, or, (ii) if we have not established and maintained adequate internal controls, that such officers have disclosed to our auditors and our audit committee all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. If we are unable to certify that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

The requirements of being a public company strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with certain laws, regulations and requirements, including corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the Securities and Exchange Commission (the “SEC”) and the requirements of the NASDAQ Global Market, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management and results in significant costs and expenses, which will increase after we are no longer an emerging growth company under the JOBS Act. Among the actions we have taken or are in the process of taking are to:

•	institute comprehensive corporate governance and compliance functions;

•
design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules promulgated by the NASDAQ Global Market;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	involve and retain outside counsel and accountants in connection with these activities; and

•	establish an investor relations function.

Due to the historic decentralized cash basis financial reporting at the Subsidiaries, complex accounting required by the acquisitions of Subsidiaries and our lack of effective controls over financial reporting, we have incurred accounting and auditing fees that are very high for a public company of our size. In addition, these complexities have resulted in our inability to file two quarterly reports on Form 10-Q and a Form 10-K in a timely manner. Continued high accounting and auditing costs could have a material adverse effect on our financial condition, and continued late filing of routine securities filings could undermine investors’ confidence in our Company.

We are an emerging growth company and our reliance on the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, but are not applicable to emerging growth companies. In particular, while we are an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are not required to hold nonbinding advisory votes on executive compensation or shareholder approval of any golden parachute payments not previously approved. We have taken advantage of certain reduced disclosure obligations and may elect to take advantage of other reduced burdens in future filings. Investors may find our common stock less attractive when we rely on these exemptions and relief. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our properties are described in the Facilities section in Item 1 of this Annual Report on Form 10-K, and such description is incorporated by reference into this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Market
Our common shares have been traded since May 2015 on the NASDAQ Global Market ("NASDAQ"). The trading symbol is FENX.

Prices
The table below sets forth the high and low sales prices during each calendar quarter since May 14, 2015, the date the IPO closed.

2015	High	Low
Fourth Quarter	$8.50	$5.40
Third Quarter	$10.94	$6.65
Second Quarter	$11.92	$8.59

Dividends
We have never paid cash dividends on our common shares and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common shares are subject to the discretion of our Board of Directors. The decision of the Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. In addition, our bank credit agreement requires us to obtain bank approval prior to paying a dividend. The current policy of the Board of Directors is to reinvest earnings in operations to promote future growth.

Holders
Based on information from our transfer agent and from banks and brokers as of April 14, 2016, there were approximately 87 registered stockholders and beneficial holders of our common shares. The number of registered stockholders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Transfer Agent
The transfer agent and registrar for our common shares is American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219.

Securities Authorized for Issuance Under Equity Compensation Plans.
See our disclosure below in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph
The following graph compares our total return to stockholders per common share by quarter for the period of May 14, 2015, the date the IPO closed, through December 31, 2015, to that of the NASDAQ Composite Index and the following group of peer companies (the “Peer Group”): LKQ Inc., Copart, Inc.; Genuine Parts, Inc; Dorman Products Inc., and Advanced Auto Parts Inc. for the period beginning on May 14, 2015 (which was the date of the Company’s IPO) and ending on December 31, 2015. The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on May 14, 2015.

	5/14/2015	6/30/2015	9/30/2015	12/31/2015
Fenix Parts, Inc.	$100	$128	$86	$86
NASDAQ Stock Market (U.S.) Index	$100	$98	$90	$99
Peer Group	$100	$101	$108	$98

This stock performance information is "furnished" and shall not be deemed to be "soliciting material" or subject to Rule 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

Recent Sales of Unregistered Securities

The Company was formed and initially capitalized in January 2014 when an aggregate of 1.8 million shares of our common stock were issued and sold to five investors for the nominal cash consideration of $0.001 per share.

In March and April 2014, we issued and sold an aggregate of 402,000 shares of common stock to 13 investors for a purchase price of $5.00 per share.

During the period from September 2014 through May 14, 2015, we issued and sold an aggregate of 546,927 shares of common stock to 37 investors for an ultimate purchase price of $6.50 per share.

All share and price per share numbers above have been adjusted to reflect the 2,000-for-1 common stock split that occurred immediately prior to the closing of our initial public offering.

The following table describes the issuance of unregistered options to purchase common stock and restricted stock units that have been issued by us to date under our Amended and Restated 2014 Incentive Stock Plan (the "2014 Stock Plan"). The grants were made to individuals who were either employees, officers or directors of the Company. In all cases, the per share exercise price of the options or the per share value of the restricted stock units, as applicable, was based on the per share price on the date of the grant, except that the options granted on May 13, 2015 were based on the per share price of our common stock in the initial public offering. These stock option and restricted stock unit grants were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

Date of Grant	Type of Security	Number of Securities	Exercise Price	Number of Grantees
May 13, 2015	Options	550,000	$8.00	6
June 15, 2015	Options	40,000	$10.69	1
July 8, 2015	Options	615,754	$9.66	14
July 8, 2015	Restricted Stock Units	130,000	$9.66	12
July 9, 2015	Options	140,000	$9.82	2
July 9, 2015	Restricted Stock Units	20,000	$9.82	1
August 14, 2015	Options	2,543	$9.83	1
August 24, 2015	Options	163,000	$9.60	38
August 25, 2015	Options	40,000	$9.41	1
September 14, 2015	Options	5,000	$8.72	1
November 17, 2015	Options	40,000	$5.98	1

Effective December 31, 2015, we issued an aggregate of 2,868 shares of unregistered common stock to five of our outside directors in lieu of cash compensation for their service as directors of the Company. The shares were issued as restricted stock units under our 2014 Stock Plan. The number of shares issued was determined by dividing the dollar amount of the cash compensation each such director was entitled to receive for his service during 2015 by the average closing price of our common stock on NASDAQ for the period beginning on May 14, 2015 (the date our initial public offering closed) and ending on December 31, 2015. These restricted stock units were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

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

Since our initial public offering, we have issued unregistered common stock as part of the purchase price in connection with our acquisition of three automotive recycling businesses. The table below lists the name of the businesses acquired, the dates of issuance and the number of shares issued. The number of shares issued to the sellers in each case was determined by dividing the agreed upon non-cash portion of the purchase price by the average closing price of our common stock on NASDAQ for the thirty trading days immediately prior to the acquisition closing. These shares were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering.

Business Acquired	Date of Issuance of Shares	Number of Shares
Ocean County Auto Wreckers, Inc.	August 14, 2015	59,709
Butler Auto Sales and Parts Inc.	October 7, 2015	106,918
Tri-City Auto Salvage, Inc.	October 9, 2015	42,363

Use of Proceeds from Initial Public Offering
On May 14, 2015, we priced the initial public offering of our common stock. Under our Registration Statement, we registered, issued and sold 13,800,000 shares of our common stock, including 1,800,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $8.00 per share for an aggregate offering of $110.4 million. The offering closed on May 19, 2015, and the underwriters’ exercise of their overallotment option closed on May 22, 2015.

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
A portion of the net proceeds received in the offering, along with $10 million borrowed as a term loan, was used to fund the approximately $93.5 million cash portion of the consideration paid in the combinations with the Founding Companies, which includes $6.8 million in cash for working capital, incremental inventory and capital expenditure adjustments required under the combination agreements with the Founding Companies. During the third quarter of 2015, approximately $2.6 million of cash was used to purchase Ocean County Auto Wreckers, Inc. ("Ocean County"). During October, 2015, approximately $6.2 million of the net proceeds from the initial public offering was used to fund a portion of the purchase price paid for Butler Auto Sales and Parts, Inc. (“Butler”) and Tri-City Auto Salvage, Inc. (“Tri-City”). The residual balance of the net proceeds of the initial public offering has been used for general corporate purposes.

ITEM 6 – FENIX PARTS, INC. SELECTED FINANCIAL DATA

Selected financial data is presented below as of the end of and for each of the years ended December 31. The selected financial data should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto (dollars in thousands, except per share data).

	Fenix Parts Inc.
	December 31
Statement of Operations Data:	2015	2014
Total revenues	$68,946	$—
Cost of goods sold	53,559	—
Gross profit	15,387	—
Operating loss	(30,843)	(4,747)
Net loss	$(26,042)	$(4,747)
Net loss available to common shares	$(24,820)	$(4,747)
Basic and diluted loss per share available to common shareholders	$(1.86)	$(2.22)
Weighted-average basic shares outstanding	13,333	2,143

Other Data:
Net cash provided by (used in):
Operating activities	(15,752)	(3,166)
Investing activities	(105,554)	—
Financing activities	123,743	3,619

	Fenix Parts Inc.
	December 31,
Balance Sheet Data:	2015	2014
Cash and cash equivalents	$2,827	$453
Working capital	30,598	(1,128)
Total assets	177,668	849
Total debt including current portion	20,638	—
Total Fenix Parts, Inc. shareholders’ equity (deficit) before noncontrolling interest	101,384	(1,128)

ITEM 6A – BEAGELL GROUP AND STANDARD (DESIGNATED ACCOUNTING CO-PREDECESSORS) SELECTED FINANCIAL DATA

Selected financial data for the Beagell Group and Standard are presented below for the fiscal year ended December 31, 2014 and the period of January 1, 2015 to May 18, 2015. The selected financial data should be read in conjunction with the respective Beagell Group and Standard combined financial statements as of and for the period ended May 18, 2015 and as of and for the year ended December 31, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and the schedules thereto (dollars in thousands).

	Beagell Group (Designated accounting predecessor)		Standard (Designated accounting predecessor)
	Period From January 1, 2015 to May 18, 2015	Year Ended December 31, 2014	Period From January 1, 2015 to May 18, 2015	Year Ended December 31, 2014

Statement of Operations Data:
Total revenues	$11,107	$30,598	$8,914	$31,126
Gross profit	3,712	10,701	2,918	11,409
Operating income (loss)	528	2,393	(467)	1,885
Net income (loss)	516	2,242	(245)	2,043

Other Data:
Net cash provided by (used in):
Operating activities	477	2,915	(576)	2,267
Investing activities	803	32	51	(2,183)
Financing activities	(1,885)	(1,897)	—	(246)

	Beagell Group (Designated accounting predecessor)		Standard (Designated accounting predecessor)
	May 18, 2015	December 31, 2014	May 18, 2015	December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$2,165	$2,770	$1,388	$1,354
Working capital	8,561	9,158	9,359	9,583
Total assets	14,503	16,001	21,554	22,009
Total debt including current portion	104	130	—	—
Shareholders’ equity	10,648	11,990	15,689	16,302

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)
The following is an analysis of the Company’s results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes related thereto included in this Form 10-K. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to the risks and uncertainties discussed in “Item 1A Risk Factors” in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the “Forward Looking Statements” and “Item 1A Risk Factors” each included in this Annual Report on Form 10-K.
Financial Statement Components

Sources of Revenue
Our combined sales consist of revenues from: (i) recycled OEM and related products, and (ii) other related and ancillary sources. Our recycled OEM and related products revenue is generated from the sale of recycled OEM and related products to collision repair shops and mechanical repair shops, parts suppliers and individual retail customers through centralized distribution facilities. Our recycled OEM and related products include mechanical parts used to repair worn or damaged components, such as engines, transmissions, transfer cases, air conditioning compressors and knee assemblies, and collision repair parts used to repair vehicles typically involved in a collision, such as doors, lids, gates, front and rear bumpers, and headlights. In addition, we purchase recycled OEM and related products from third parties for resale and distribution to our customers. For the years ended December 31, 2015 and 2014, recycled OEM and related product sales revenue represented approximately 86% and 82%, respectively, of our combined revenues as reported on an unaudited pro forma basis.

Other ancillary revenues primarily include the disposal of end of life vehicles, related scrap sales and the sale of extended warranties. We obtain scrap as a byproduct from the vehicles that have been used in both full-service and self-service recycling operations. The sale of scrap includes catalytic converters, fluids, wheels and tires, copper wiring, cores and crushed hulls. Other ancillary revenues related to the disposal of end of life vehicles and related scrap sales will vary based on fluctuations in commodity prices and the volume of materials sold. Other ancillary revenues also include the sale of extended warranty contracts for certain mechanical products. For the years ended December 31, 2015 and 2014, revenue from other ancillary sources represented approximately 14% and 18%, respectively, of our combined net revenues as reported on an unaudited pro forma basis.

Under the acquisition method of accounting, the deferred revenue associated with the extended warranty contracts acquired were determined to be negligible and the balance was effectively written-off as of the date of acquisition for all acquired companies. New warranty contract sales subsequent to the acquisition date are deferred and recognized ratably over the term of the contracts, or five years in the case of lifetime warranties.

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

Cost of Goods Sold
Our cost of goods sold for recycled OEM and related products includes the price we pay for the vehicles we purchase and, where applicable, auction, storage and towing fees. We acquire vehicles for dismantling from several sources, including auto salvage auctions and from the public. The cost assigned to recycled OEM parts reflects the historic average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory and cost of goods sold. The cost does not reflect the current cost to procure or replace that inventory. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements. Prices for vehicles may be impacted by a variety of factors, including the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles, and the status of laws regulating the titling of “total loss” vehicles and the bidders of vehicles at auction.

Our cost of goods sold includes the price we pay to third parties for recycled OEM and related products purchased for resale. These products are purchased to supplement our inventory for sale to our customers. In addition to the aforementioned material costs, our cost of goods sold also includes costs, such as labor and other overhead, we incurred to acquire, dismantle, and ready those parts for sale. Labor and other overhead to purchase and dismantle vehicles accounted for approximately 13% of our cost of goods sold during the year ended December 31, 2015.

Under the acquisition method of accounting, inventories acquired are adjusted to fair value as of the date of acquisition. The incremental adjustment of inventory to fair value is amortized through cost of goods sold based on the average utilization of the acquired inventory. The cost of goods sold impact of the fair value amortization amounted to $8.6 million for the year ended December 31, 2015.

Some of our mechanical products are sold with a warranty against defects which could result in product returns. We record the estimated returns reserves at the time of sale using historical returns information to project future returns and related expenses.

Expenses
Our expenses primarily consist of costs of operations and distribution. These costs include (1) wages for the operating management, facility and distribution personnel, related incentive compensation and employee benefits; (2) costs to occupy and operate the facilities including rent, utilities, insurance and taxes; (3) costs to distribute parts, including freight, vehicle expenses and repairs and maintenance related to our facilities and equipment; and (4) other facility expenses. Our distribution and operations expenses are integral to the operation of each facility and primarily include our costs to prepare and deliver our products to our customers. These costs include labor costs for drivers, fuel, third party freight costs, local delivery and transfer truck leases or rentals and related repairs and maintenance, insurance, and supplies. The costs included in facility expenses that do not relate to vehicle purchasing and to the dismantling process, are classified below the gross margin line on our statement of operations.

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

Our general and administrative expenses primarily include the costs of our corporate offices and field support services center that provide field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, share-based compensation and other incentive compensation, IT system support and maintenance expenses, accounting, auditing, legal and other professional fees, supplies and changes in fair value of contingent consideration obligations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions especially as it relates to Revenue Recognition, Allowance for Doubtful Accounts, Inventories, Business Combinations, Goodwill, Intangible Assets, and Contingent Consideration. We believe that the following accounting policies (see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in this document) involve a higher degree of judgment and complexity and are deemed critical. We discuss our critical accounting policies with the Audit Committee and the Board of Directors.

Revenue Recognition
For our recycled OEM and related products, we recognize and report revenue from the sale of recycled OEM and related products when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns (often pursuant to standard warranties on sold products) discounts and allowances, that management estimates based upon historical information. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence. For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or five years in the case of lifetime warranties.

For our other ancillary revenue, we recognize revenue from the sale of scrap, cores and other metals when ownership has transferred, which typically occurs upon delivery to the customer.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is management’s best estimate of the amount of credit losses in accounts receivable. In order to control and monitor the credit risk associated with our customer base, we review the credit worthiness of our customers on a recurring basis. Factors influencing the level of scrutiny include the level of business the customer has with us, the customer’s payment history and the customer’s financial stability. Receivables are considered past due if payment is not received by the date agreed upon with the customer, which is normally 30 days. Representatives of our management team review all past due accounts on a bi-weekly basis to assess collectability. At the end of each reporting period, the allowance for doubtful accounts balance is reviewed relative to management’s collectability assessment and is adjusted if deemed necessary through a corresponding charge or credit to bad debts expenses, which is included in selling, general, and administrative expenses in the consolidated statements of operations. Bad debt write-offs are made when management believes it is probable a receivable will not be recovered.

Inventories
Our recycled OEM and related product inventory cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to salvaged parts and scrap is determined using the average cost to sales percentage at each facility and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or acquired under other arrangements.

All inventory is recorded at the lower of cost or market. The market value of our inventory is determined based on the nature of the inventory and anticipated demand. If actual demand differs from our earlier estimates, reductions to inventory carrying value would be necessary in the period such determination is made.

The historical cost basis of inventories acquired in conjunction with all business combinations includes an adjustment to record the inventory at its fair value on the date of acquisition. This incremental adjustment of inventory to fair value is amortized through cost of goods sold based on the average utilization of the acquired inventory. The acquisitions of the Subsidiaries contributed a $10.0 million increase in our recycled OEM and related products inventory during 2015, of which, approximately $8.6 million was amortized through cost of goods sold. As of December 31, 2015, the unamortized fair value inventory adjustment is approximately $1.4 million. See Note 3, Business Combinations, to the consolidated financial statements in this document for further information on our acquired inventory.

Business Combinations
We record our acquisitions under the acquisition method of accounting, under which acquisition purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of the identifiable assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations required us to make significant assumptions, including projections of future events and operating performance. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction and restructuring costs associated with a business combination are expensed as incurred.

Assessment of Potential Impairments of Goodwill
We are required to assess our goodwill for impairment at least annually for our one reporting unit. We may elect to first do a qualitative assessment to determine whether it is more likely than not that our reporting unit’s fair value is in excess of its carrying value. If not, or if we elect to not perform a qualitative assessment, we then perform a quantitative impairment test. The first step of the quantitative test includes estimating the fair value of the reporting unit and comparing that estimated fair value to the reporting unit’s carrying value. If fair value exceeds carrying value, then no impairment is deemed to exist. Otherwise, we proceed to the second step and use that estimated fair value as a hypothetical purchase price for the reporting unit to determine the resulting “implied” goodwill (computed similarly to how goodwill is computed under acquisition accounting described above). An excess of a reporting unit’s recorded goodwill over its “implied” goodwill is reported as an impairment charge. We performed our initial goodwill impairment test in the fourth quarter of fiscal year 2015 and will perform between annual tests whenever events or circumstances indicate that an impairment may exist. We are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit.

Our reporting unit fair value estimates are established using weightings of the results of a discounted cash flow methodology and our market capitalization. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. Nonetheless, these valuations are subject to significant subjectivity and assumptions, including estimates of future sales growth rates, gross margin patterns, changes in operating expenses, terminal values, discount rates and comparable companies. Changes in such assumptions or estimates may require us to record goodwill impairment charges. We completed our annual goodwill impairment review as of October 1, 2015, which was before the acquisitions of Tri-City and Butler, using our forecasted plan. Since Fenix operates in just one operating segment and one reporting unit, Auto Recycling, all the recorded goodwill is considered attributable to that reporting unit and impairment is tested accordingly.

We determined that it was necessary to perform a quantitative assessment of our goodwill for the purpose of determining whether a goodwill impairment existed at October 1, 2015.  When conducting this analysis, we identified the three steps below as integral to our analysis.

1.
We engaged third party valuation experts with a detailed understanding of our automotive recycling business, to perform a valuation.  The fair value was defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at October 1, 2015.

2.
In our disaggregated forecast, we evaluated whether the financial performance realized in 2015 was a result of discrete matters that are considered highly unlikely to recur in the future or whether the matters were systemic in nature that might result in a downturn of the business.

3.	We prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the business would generate from 2016-2020.

Inherent in our analysis is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company.  In evaluating the key variables, we concluded our WACC and terminal growth rates were approximately 10% and 3%, respectively. With all other assumptions remaining constant, to the extent that either the WACC increases by 1.0% or the terminal growth rate decreases by 0.5%, proceeding to step 2 of the impairment analysis, as indicated in ASC Topic 350, Intangibles - Goodwill and Other, would be necessary.

As part of our annual budget process and in light of the operating losses incurred in 2015, management prepared its 2016 forecast and provided a long-term prospective view of the various locations, which provided insight into the future growth assumptions for the business. To the extent that there is volatility in our stock price, a significant economic downturn, further reduction in scrap prices, further reduction in the Canadian exchange rate, variation in vehicle accident rates, change in state or federal laws, significant increases in vehicle procurement costs or changes in other variables that can materially impact our business, we may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

As a result of the quantitative analysis, where the fair value was computed, it was calculated that the fair value of our business exceeded the carrying value of goodwill on the balance sheet by approximately 8.5%. We will continue to monitor the actual results of our operations against our long-term plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting unit where the goodwill resides. Based on the discounted cash flow valuation at October 1, 2015, a 1% increase in the WACC, terminal growth rate decrease by 0.5%, shortfall against budgeted revenue and gross profit in excess of 2% or changes in other significant variables in the future could potentially result in impairment.

We also consider current market capitalization compared to the sum of the estimated fair values of our business in conjunction with each impairment assessment. As part of this consideration, management recognizes that our market capitalization may not be an accurate representation of our fair value for the following reasons:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions; and

•	Control premiums reflected in the reporting unit fair values but not in our stock price.

As of the October 1, 2015 valuation date, the fair value of our reporting unit was approximately $157.0 million, which was derived using the income approach and our market capitalization. Since this amount was greater than carrying value, management concluded that the recorded goodwill is not impaired.

Further, there were no qualitative events or indicators through December 31, 2015 that supported changing our conclusion as of December 31, 2015.

Impairment of Long-Lived Assets and Amortizable Intangible Assets
We evaluate the carrying value of intangible assets, such as trade names and customer relationships, and other long lived assets for impairment whenever indicators of impairment exist. We test these assets for recoverability by comparing the net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset or asset group. If the assets are recoverable, an impairment loss does not exist and no loss is recorded. If the assets are not recoverable, an impairment loss is recognized for any deficiency of the asset or asset group’s fair value compared to their carrying value. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our business, there is significant judgment in determining the cash flows attributable to these assets, including markets and market share, sales volumes and mix, capital spending and working capital changes.

Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for certain tax credit carryforwards. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We consider all available positive and negative evidence when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience, expectations of future taxable income, the ability to carryback losses and other relevant factors.

The Company files income tax returns in the United States and Canada. The Company is not currently subject to any income tax examinations; however, tax returns of Fenix for 2014 (year of inception) and 2015 (consolidated after the Combination) and tax returns of the acquired Subsidiaries for tax years 2012 through pre-acquisition periods in 2015 remain open under the statute of limitations.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially reduced or increased, respectively.

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax liability as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s uncertain tax position reserves, including related interest and penalties of $2.4 million, were approximately $5.7 million as of December 31, 2015 and all related to tax positions taken on returns prior to the individual acquisitions of Subsidiaries. The Company’s right to indemnification under certain of the combination agreements related to these uncertain tax positions is subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition. These indemnifications are subject to a three year limitation from date of the Combination. See Note 6, "Income Taxes" for further information on our uncertain tax positions. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Undistributed earnings of the Company's Canadian subsidiaries are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable in Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

Share-based Compensation
We recognize compensation expense for employee equity awards ratably over the requisite service period of the awards. For the equity award grants, there was no estimated annual forfeiture rate applied to 2015 grants due to the lack of historical forfeiture experience to date. We will continue to review and assess our estimated forfeiture rate assumption for reasonableness at least annually and potentially quarterly as more information and forfeiture experience becomes available.

We utilize the Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the fair value of stock options using the Black-Scholes model requires judgement, including estimates for (1) risk-free interest rate – an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of comparable company Common Shares for a period equal to the expected life of the option; and (3) expected life of an option – an estimate based on historical experience including the effect of employee terminations.

If future forfeitures differ significantly from actual results, share-based compensation expense could be impacted.

Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity , which amends FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements , and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. The Company adopted this standard effective January 1, 2015. Adoption did not have any impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3 which amends ASC Topic 835, Interest, to require presentation of certain debt issuance costs as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. The Company early adopted this ASU for the period ended June 30, 2015 and debt issuance costs have been netted against our term note obligations in the consolidated financial statements since that date.

In November 2015, the FASB issued ASU No. 2015-17 which amends ASC 740, Income Taxes, to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted this ASU on a retrospective basis for the year ended December 31, 2015. All deferred income taxes are recorded as noncurrent at December 31, 2015 and 2014. The deferred taxes as of December 31, 2014 were fully reserved for with a valuation allowance that was reversed upon the successful completion of the IPO in May 2015.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of Variable Interest Entities ("VIE"), and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In September 2015, FASB issued ASC No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

Fenix Parts, Inc.
(in thousands, except percentages and per share amounts)

Overview
We are in the business of auto recycling, which is the recovery and resale of OEM, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled components. The Company’s customers include collision repair shops, mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, the sale of aftermarket parts, and from the sale of extended warranty contracts.

Fenix was founded on January 2, 2014 for the purpose of effecting the Combinations and IPO. Fenix had no automobile recycling operations before May 2015 during which time it had two employees. From Inception to May 19, 2015, Fenix incurred various legal, accounting, auditing and administrative costs in preparation for its IPO, the Combinations and for its operation as a publicly-traded company upon consummation of these transactions. After May 18, 2015, Fenix’s results include the operations of the Founding Companies and Subsequent Acquisitions.

Results of Operations – 2015 versus 2014

(in thousands, except percentages)	Year Ended December 31, 2015	Percent of Net Revenues	Period from January 2, 2014 (Inception) to December 31, 2014
Net revenues	$68,946	100.0%	$—
Cost of goods sold	53,559	77.7%	—
Gross profit	15,387	22.3%	—
Selling, general and administrative	28,346	41.1%	232
Outside service and professional fees	9,091	13.2%	4,515
Depreciation and amortization	2,743	4.0%	—
Change in fair value of contingent consideration liabilities	6,050	8.8%	—
Operating loss	(30,843)	(44.8)%	(4,747)
Interest expense	(263)	(0.4)%	—
Other (expense) income, net	(1,959)	(2.8)%	1
Total other expense, net	(2,222)	(3.2)%	1
Loss before income tax benefit	(33,065)	(48.0)%	(4,747)
Benefit for income taxes	7,023	10.2%	—
Net loss	$(26,042)	(37.8)%	$(4,747)

The following table shows the combined unaudited pro forma net revenues and net loss of Fenix Parts, Inc. as if the acquisition of all Subsidiaries had occurred on January 1, 2014. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2014 or of future operating results:

	(Unaudited)
(in thousands, except percentages)	Year Ended December 31,		Difference
	2015	2014	$	%
Net revenues	$126,897	$132,802	$(5,905)	(4.4)%
Net loss	$(23,716)	$(4,594)	$(19,122)	416.2%

Pro forma net revenues consisted of:

	(Unaudited)
(in thousands, except percentages)	Year Ended December 31,		Difference
	2015	2014	$	%
Recycled OEM parts	$109,658	$108,361	$1,297	1.2%
Scrap, warranty and other ancillary items	17,239	24,441	(7,202)	(29.5)%
Total	$126,897	$132,802	$(5,905)	(4.4)%

Pro Forma Adjustments (Unaudited)
Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales among Subsidiaries, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the post-IPO periods.

Significant adjustments to expenses include effects of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Subsidiaries, compensation related to certain bonuses paid to owners and employees and related income tax effects.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same period as reflected in the audited consolidated financial statements, and is not adjusted back to January 1, 2014 as it does not have a continuing impact on the Company. As a result, pro forma gross profit margins in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Net Revenues
Net revenue for the year ended December 31, 2015, was $68.9 million, reflecting our automobile recycling operations from May 19, 2015 to December 31, 2015. On an unaudited pro forma combined basis assuming the acquisition of all current Subsidiaries occurred on January 1, 2014, net revenues for the years ended December 31, 2015 and 2014 were $126.9 million and $132.8 million, respectively, representing a 4.4% decrease. Revenues in the year ended December 31, 2015, as compared to the same period in 2014, have been adversely impacted by lower prices received for scrap sales and lower reported revenues at the Canadian operations because of a stronger U.S. Dollar.

Fenix is subject to risks and uncertainties relating to the price of scrap metal. While sales of scrap metal represent a small portion of our overall revenues, the decline of approximately 66% from 2014 to 2015 in market prices for scrap autobodies (as per the American Metal Market Index) had an adverse effect on reported revenues in 2015. Continued weakness in metals prices could adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Because we have substantial operations in Canada doing business in Canadian Dollars, Fenix is also subject to risks and uncertainties relating to foreign currency exchange rates. During 2015, the Canadian Dollar depreciated approximately 15% against the U.S. Dollar, and this had the effect of reducing reported and pro forma revenues in the year ended December 31, 2015 as compared to pro forma revenues for the year ended December 31, 2014. The continued strengthening in the U.S. Dollar relative to the Canadian Dollar could adversely affect our future reported results of operations.

Cost of Goods Sold
Our cost of goods sold for the year ended December 31, 2015 amounted to $53.6 million, or 77.7% of revenue and a gross profit percentage of 22.3%. Cost of goods sold for 2015 includes $8.6 million, or 12.5% of net revenues, attributable to post-acquisition amortization of higher inventory values from applying the purchase method of accounting to the acquired inventories of the Subsidiaries. Without the impact of this acquisition accounting step up in initial inventory values, cost of goods sold as a percentage of net revenues was 65.2% and gross profit percentage was 34.8% for the year ended December 31, 2015. As of December 31, 2015, the remaining unamortized fair value inventory adjustment is approximately $1.4 million and will be fully amortized in 2016. Cost of goods sold for the year ended December 31, 2015 also includes approximately $0.8 million of depreciation and amortization.

As mentioned above, our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory, in addition to the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and the corresponding effect on cost of goods sold. Our cost of goods sold for recycled OEM and related products reflects the historic average cost to acquire such products, including the price to purchase vehicles, auction, storage and towing fees, and expenditures for buying and dismantling vehicles. The cost does not reflect the current cost to procure or replace that inventory, as we calculate inventory and cost of goods sold on an average cost to sales percentage, derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or acquired under other arrangements. Because of the significant drop in the value of scrap metal throughout 2015 and, in particular in the fourth quarter of 2015, the cost of goods sold reflected in our consolidated financial statements is higher than the current cost to replace that same inventory.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the year ended December 31, 2015 amounted to $28.3 million, or 41.1% of net revenues, and consists of (i) selling and marketing expenses and (ii) general and administrative expenses.

Outside Service and Professional Fees
Our outside service and professional fees for the year ended December 31, 2015 amounted to $9.1 million, or 13.2% of net revenues, and consists primarily of accounting, auditing, tax consulting, and legal professional fees.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the year ended December 31, 2015 amounted to $2.7 million, or 4.0% of net revenues, and consists primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our fair value of contingent consideration liabilities was increased by $6.0 million for the year ended December 31, 2015, resulting in a charge equal to 8.8% of revenue. The charge was attributable to an increase in the estimated contingent consideration that is likely to be paid to former shareholders of one Founding Company, which was offset by minor reductions in estimated contingent consideration attributable to two other Founding Companies.

Interest expense and other (expense) income, net
Our interest expense, primarily related to our bank credit agreement, was $0.3 million for the year ended December 31, 2015. Our interest and other (expense) income, net for the year ended December 31, 2015 amounted to $2.0 million, or 2.8% of revenue and consists primarily of a $1.8 million non-cash charge related to make whole provisions whereby certain of our shareholders were contractually required to deliver Fenix common shares to other of our shareholders when the offering price per share was below $10. The amount equals the number of shares transferred times the public offering price of $8 per share. See Note 7, Common Stock and Preferred Shares, to consolidated financial statements in this document for a further discussion of these transactions.

Benefit for income taxes
The Company’s effective tax rate was 21.2% and 0.0% for the years ended December 31, 2015 and 2014, respectively. The effective rate differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and non-deductible expenses reported in the statement of operations.

Net loss
Net loss for the years ended December 31, 2015 and 2014 was $26.0 million and $4.7 million, respectively. On an unaudited pro forma basis assuming the acquisition of all current Subsidiaries occurred on January 1, 2014, net loss for the years ended December 31, 2015 and 2014 was $23.7 million and $4.6 million, respectively. The increase in the pro forma net loss is primarily attributable to the aforementioned factors.

Included in net loss for the year ended December 31, 2015 are the following significant expense items (in thousands):

Amortization of inventory fair value adjustment	$8,585
Change in fair value of contingent consideration	6,050
Depreciation and amortization expense	3,571
Share-based compensation expense	3,046
Make whole provision for pre-IPO investors	1,827
Outside service and professional fees	9,091

Liquidity and Capital Resources
Effective December 31, 2015, we entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A.(the "Credit Facility") which replaces the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million has been drawn as a term loan. We have the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving line-of-credit by up to an aggregate of $20.0 million.

As of December 31, 2015, there was a $5.9 million letter of credit outstanding related to the Combinations and the balance due under the term loan and revolving credit facility was $9.6 million and $11.2 million, respectively. As of December 31, 2015, we had approximately $4.7 million in available borrowings ($2.9 million in U.S. Dollars and $2.4 million that can be drawn in Canadian Dollars) under the revolving line of credit after considering the applicable financial covenants and restrictions in the agreement as described further below. Compliance with the financial covenants and restrictions is measured quarterly and determines the amount of additional available credit, if any, that will be available to us. Proceeds of the Credit Facility can be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The Credit Facility is secured by substantially all of the Company’s assets and expires on May 19, 2020. Principal payments of approximately $0.9 million are due under the term loan during the year ending December 31, 2016.

Our U.S. borrowings under the Credit Facility bear interest at fluctuating rates determined quarterly, at our election in advance for any applicable interest period, by reference to the “base rate” plus the applicable margin within the relevant range of margins provided in the agreement. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is based on our Total Leverage Ratio, as described below. The borrowings were subject to interest rates of 2.50% at December 31, 2015. The maximum and initial margin for interest rates after December 31, 2015 on U.S. borrowings under the Credit Facility is 3.25% on LIBOR loans and 2.25% on base rate loans.

The Canadian borrowings under the Credit Facility bear interest at fluctuating rates determined quarterly, at our election in advance for any applicable interest period, by reference to the “Canadian base rate” plus the applicable margin within the relevant range of margins provided in the agreement. The Canadian base rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on our Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after December 31, 2015 on Canadian borrowings under the Credit Facility is 2.25% on base rate loans.

The Credit Facility contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of our affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.

The Credit Facility contains several financial covenants, which have been restated, with which we must comply on a quarterly or annual basis, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all borrowed funds, outstanding standby letters of credit and bank guarantees as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. The Company must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA up to a specified quarterly maximum, instead of using the EBITDA for the prior four quarters. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, and other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant. Net worth is defined as the total stockholder's equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. As of December 31, 2015, we were in compliance with all requirements specified by the amended and restated agreement.

Prior to the IPO in May 2015, our source of funding was sales of common stock to a small group of investors that provided $3.6 million in 2014 and $2.1 million in 2015. Our IPO provided approximately $101.3 million in net proceeds.

Net cash used in operating activities totaled $15.8 million and $3.2 million for the years ended December 31, 2015 and 2014, respectively. The 2015 period includes (i) substantial Fenix corporate costs, such as $9.1 million in outside service and professional fees for the entire year, and (ii) cash flows from the Founding Companies from May 19 to December 31, 2015, Ocean County from August 14 to December 31, 2015, Butler from October 7 to December 31, 2015 and Tri-City from October 9 to December 31, 2015. Of the revenue generated during 2015, our cash receipts differed by $4.8 million as Fenix did not purchase the receivables from the Founding Companies. The Company did purchase the receivables from the Subsequent Acquisitions. Additionally reflected was a reduction in cash as a result of the decrease in accrued expenses and other liabilities of $1.0 million, primarily related to a bonus accrued as part of the Combinations with the Founding Companies which was paid before December 31, 2015.

Net cash used in investing activities totaled $105.6 million and $0.0 million for the years ended December 31, 2015 and 2014, respectively. Investing activities in the year ended December 31, 2015 consisted of the cash used to purchase the Subsidiaries, and $0.3 million of capital expenditures associated with the automobile recycling operations after the acquisitions.

Net cash provided by financing activities totaled $123.7 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2105, we raised $101.3 million in net proceeds from the IPO and borrowed a net of $20.8 million on our Credit Facility. Of the Credit Facility borrowings, $10.0 million was borrowed in May 2015 as a term loan (of which $0.4 million has been repaid through December 31, 2015), and the remainder was borrowed in the fourth quarter of 2015 under the revolving line-of-credit, primarily in connection with financing a portion of the purchase consideration in certain of the Subsequent Acquisitions.

Our primary sources of ongoing liquidity will be cash flows from our operations and available credit under the Credit Facility. The procurement of inventory is our largest operating use of funds. We normally pay for vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that possession is taken of the vehicles.

As part of the consideration for three of the Founding Companies, we entered into contingent consideration agreements with certain of the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. The fair value of the aggregate contingent consideration of $10.2 million was recorded in the financial statements at the Combination date based on independent valuations considering the Company’s initial projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Subsequent to the Combination, we periodically review the amount of contingent consideration that is likely to be payable under current operating conditions and will adjust the initial liability as deemed necessary, with such subsequent adjustments being recorded through the statement of operations as an operating credit or charge. At December 31, 2015, the fair value of the contingent consideration was determined to be approximately $15.4 million, with $9.3 million recorded as a current liability and $6.1 million as a long-term liability.

For the Combination with Jerry Brown, we are required to pay (a) up to an additional $1.8 million if the business achieves certain revenue targets during the twelve-month period beginning with the month following the month of closing of the Combinations and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, we recorded a liability for the Combination date fair value of the contingent consideration of $2.5 million. Operations at Jerry Brown showed substantial improvement in the fourth quarter of 2015 and their budget for 2016, as developed in the fourth quarter of 2015, reflects further growth and improvement.  Accordingly, the initial fair value estimate of this contingent liability was increased by approximately $5.1 million in the fourth quarter of 2015. We expect to fund these payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary, through draws on the revolving credit facility.

The Combination Agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of additional Combination Consideration which will be payable, in part or in whole, only if certain performance hurdles are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of our common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in the form of a letter of credit under our Credit Facility plus 280,000 Exchangeable Preferred Shares, of which, none, some or all will be released to the former owners of the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on our evaluation of the likelihood of meeting these performance targets, a liability of $7.5 million was recorded at the Combination date for the fair value of the contingent consideration, which included the present value of the cash portion and the then-current value of the Exchangeable Preferred Shares. The standby letter of credit under our Credit Facility for $5.9 million and the 280,000 Exchangeable Preferred Shares are being held in escrow. We expect to fund any cash payments to the former shareholders of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered funded debt under the Total Leverage Ratio required under our Credit Facility.

We intend to focus on internally growing our existing distribution and dismantling operations as well as evaluating targeted markets for expansion through selected business acquisitions. Future liquidity and capital requirements will depend upon numerous factors, but management believes that cash and cash equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements, debt service obligations and payments under contingent consideration agreements, although such sources are not likely to be sufficient for future acquisitions. From time to time, we may need to raise additional funds through public or private financing, or other arrangements. There can be no assurance that additional funding, or refinancing of our Credit Facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may be costly and involve further restrictive covenants. Failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Contractual Obligations and Commercial Commitments
Operating leases with the former owners of the Subsidiaries or their affiliates have terms of 15 years with options for additional renewals. The sublease for corporate office space has a term of May 1, 2015 to September 30, 2018. Cash payments for rent under these leases, future payments on debt (principal only) and consulting obligations, and future contingent consideration payments described above by year are:

	Payments Due By Period
(in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$39,613	$2,078	$4,409	$4,819	$28,307
Long-term debt	20,825	881	2,000	17,944	—
Consulting obligations	1,591	395	646	160	390
Related party debt	200	100	100	—	—
Contingent consideration liabilities	15,430	9,345	6,085	—	—
Total	$77,659	$12,799	$13,240	$22,923	$28,697
Operating leases — See Note 10, Related Party Transactions, to the consolidated financial statements in this document for discussion of facility leases with the former owners of the Subsidiaries.
Long-term debt — Long-term debt consists of amounts owed under the Company's Credit Facility. See Note 4, Long-Term Obligations, to the consolidated financial statements in this document for a summary of the Company's amended and restated Credit Facility.
Consulting obligations — Consulting obligations reflect non-substantive (future performance not required) consulting arrangements with former owners as agreed to during the Combinations with the Founding Companies.
Related party debt— Related party debt consists of a note to former shareholders for the minority stake in Go Pull-it. See Note 4, Long-Term Obligations, to the consolidated financial statements in this document for a summary.
Contingent consideration liabilities — Represents the estimated fair value of contingent consideration arrangements with the former owners of three Founding Companies. Under these arrangements, the former owners of Standard and Eiss can earn up to an aggregate of $6.1 million in cash, 11,667 shares of Fenix common stock and 280,000 Exchangeable Preferred Shares. The former owners of Jerry Brown can earn up to an additional $1.8 million in cash if the business achieves certain revenue targets during the twelve-month period beginning with the month following the month of closing of the Combinations and an additional, uncapped amount if the business exceeds certain EBITDA levels during 2016. The fair value of the contingent consideration liabilities at the Combination date was based on independent valuations considering the Company’s projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Subsequent to the Combination, we periodically review the amount of contingent consideration that is likely to be payable under current operating conditions and adjust the initial liability as deemed necessary. The changes in the estimated fair value of this initial liability resulted in a net charge for $6.0 million, as reflected in the statement of operations for the year ended December 31, 2015.
Off-Balance Sheet Arrangements — We have a $5.9 million standby letter of credit outstanding at December 31, 2015 to support contingent consideration under the Combination Agreement for the Canadian Founding Companies. Other than this standby letter of credit and the operating lease commitments included above, we have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.
Inflation — We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.
Beagell Group

Overview
The Beagell Group, a co-predecessor, includes three commonly-controlled companies: Don’s, Gary’s and Horseheads. Don’s and Gary’s were founded in 1979 in Binghamton, New York, and Horseheads was founded in 1990 in Elmira, New York. Don’s sells recycled OEM products through its two full-service dismantling and distribution facilities located in Binghamton, New York and Pennsburg, Pennsylvania. As of May 18, 2015, Don’s operated a total of six dismantling bays and had approximately 81 full-time employees. Gary’s and Horseheads sell recycled OEM products through their self-service facilities in Binghamton and Elmira, New York. As of May 18, 2015, Gary’s and Horseheads together had approximately 39 employees.

Results of Operations for the period from January 1, 2015 to May 18, 2015 Compared to the Year Ended December 31, 2014
Revenue decreased by $19.5 million, or 63.7% to $11.1 million for the period from January 1, 2015 to May 18, 2015 from $30.6 million for the year ended December 31, 2014. Cost of goods sold decreased by $12.5 million, or 62.8%, to $7.4 million for the period from January 1, 2015 to May 18, 2015 from $19.9 million for the year ended December 31, 2014. As a percentage of revenue, cost of goods sold increased to 66.6% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 65.0% of revenue for the year ended December 31, 2014. Operating expenses decreased by $5.1 million, or 61.7%, to $3.2 million for the period from January 1, 2015 to May 18, 2015 from $8.3 million for the year ended December 31, 2014. The primary reason for these changes is the reduced number of days in the 2015 period compared to 2014.

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

Standard Group

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

Standard sells recycled OEM products through three full-service dismantling and distribution facilities located in Niagara Falls, New York; Port Hope, Ontario; and Ottawa, Ontario. As of May 18, 2015, Standard operated a total of 22 dismantling bays and had 191 full-time employees. Ottawa facilities run self-service operations adjacent to the full-service operation. An additional full-service dismantling and distribution facility with 12 dismantling bays were added in Port Hope, Ontario in 2014 to replace the Scarborough full-service operation and allow for the expansion of the self-service operation.

Results of Operations for the period from January 1, 2015 to May 18, 2015 Compared to the Year Ended December 31, 2014
Revenue decreased by $22.2 million, or 71.4%, to $8.9 million for the period from January 1, 2015 to May 18, 2015 from $31.1 million for the year ended December 31, 2014. Cost of goods sold decreased by $13.7 million, or 69.6%, to $6.0 million for the period from January 1, 2015 to May 18, 2015 from $19.7 million for the year ended December 31, 2014. As a percentage of revenue, cost of goods sold increased to 67.3% of revenue for the period from January 1, 2015 to May 18, 2015 compared to 63.3% of revenue for the year ended December 31, 2014. Operating expenses decreased by $6.1 million, or 64.5%, to $3.4 million for the period from January 1, 2015 to May 18, 2015 from $9.5 million for the year ended December 31, 2014. The primary reason for these changes is the reduced number of days in the 2015 period compared to 2014.

Liquidity and Capital Resources
Prior to its acquisition by Fenix Parts on May 19, 2015, the primary source of ongoing liquidity for Standard was cash flows from operations. As described in Note 7, Fire at Toronto Facility, to the combined financial statements in this document, a fire occurred at the Goldy Metals Toronto facility in March 2014 which destroyed the dismantling facility and a substantial portion of the location’s inventory. Standard received substantial insurance proceeds during the year ended December 31, 2014, which were primarily used to fund capital expenditures of $2.1 million during the period to build a new facility in Port Hope.

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

Our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices fall at a greater rate than our vehicle acquisition costs, as occurred during 2015 and especially in the fourth quarter of 2015, we experience a decline in our reported gross margins.

Our earnings are affected by changes in interest rates due to the fact that interest on our credit facility is calculated based upon a base rate plus an applicable margin. For our U.S. borrowings, the base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is based on the Company's Total Leverage Ratio, as described below. The borrowings were subject to interest rates of 2.50% at December 31, 2015. The maximum and initial margin for interest rates after December 31, 2015 on U.S. borrowings under the Credit Facility is 3.25% on LIBOR loans and 2.25% on base rate loans.

The Canadian borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian base rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The Canadian base rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on the Company's Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after December 31, 2015 on Canadian borrowings under the Credit Facility is 2.25% on base rate loans.

Our operations in Canada are also exposed to changes in the relationship between the U.S. dollar and the Canadian dollar. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, a substantial reduction in the value of the Canadian dollar against the U.S. dollar will result in reduced revenues and costs being reported in our financial statements and can impact the economics of cross-border trading of inventory between our U.S. and Canadian operations.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Fenix Parts, Inc.
Westchester, IL

We have audited the accompanying consolidated balance sheets of Fenix Parts, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2015 and the period from January 2, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fenix Parts, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from January 2, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP
Chicago, IL
April 14, 2016

Fenix Parts, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,826,870	$453,047
Accounts receivable, net of allowance	6,834,047	—
Inventories	38,891,618	—
Prepaid expenses and other current assets	545,089	50,000
Deferred stock offering costs	—	346,369
Total current assets	49,097,624	849,416
PROPERTY AND EQUIPMENT
Leasehold improvements	1,528,086	—
Vehicles	3,132,684	—
Machinery and equipment	7,190,281	—
Office furniture and fixtures	825,507	—
Computer equipment and software	426,328	—
Accumulated depreciation and amortization	(1,493,895)	—
Property and equipment, net	11,608,991	—
OTHER NON-CURRENT ASSETS
Goodwill	76,811,658	—
Intangible assets, net	33,785,718	—
Off market lease payments	1,217,569	—
Indemnification receivables	5,078,367	—
Other non-current assets	67,934	—
Total non-current assets	116,961,246	—
TOTAL ASSETS	$177,667,861	$849,416
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Account payable	$3,456,346	$1,673,259
Accrued expenses and other current liabilities	2,846,997	303,731
Sales return reserve	687,799	—
Deferred warranty revenue – current	545,684	—
Deferred rent	329,779	—
Contingent consideration liabilities - current	9,344,626	—
Current portion of long-term debt	793,138	—
Current portion of related party long-term debt	100,000	—
Current portion of non-substantive related party consulting fees	394,769	—
Total current liabilities	18,499,138	1,976,990
NON-CURRENT LIABILITIES
Deferred warranty revenue, net of current portion	226,811	—
Long-term related party debt, net of current portion	100,000	—
Long-term portion of non-substantive related party consulting fees	1,196,235	—
Long-term debt, net of current portion	19,644,692	—
Contingent consideration liabilities, net of current portion	6,084,999	—
Deferred income tax liabilities	15,624,178	—
Amounts due to related parties, net of current portion	774,720	—
Reserve for uncertain tax positions	5,733,480	—
Total non-current liabilities	49,385,115	—
TOTAL LIABILITIES	67,884,253	1,976,990
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,926,868 and 2,429,333 shares issued and outstanding at December 31, 2015 and 2014, respectively	19,927	2,429
Additional paid-in capital	136,398,571	3,616,571
Accumulated other comprehensive loss	(4,246,811)	—
Accumulated deficit	(30,788,079)	(4,746,574)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	101,383,608	(1,127,574)
Noncontrolling interest	8,400,000	—
Total shareholders’ equity (deficit)	109,783,608	(1,127,574)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$177,667,861	$849,416
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2015	Period from January 2, 2014 (Inception) to December 31, 2014
Net revenues	$68,945,959	$—
Cost of goods sold	53,559,082	—
Gross profit	15,386,877	—
Selling, general and administrative	28,346,133	231,830
Outside service and professional fees	9,090,533	4,515,287
Depreciation and amortization	2,743,235	—
Change in fair value of contingent consideration liabilities	6,049,652	—
Operating loss	(30,842,676)	(4,747,117)

Interest expense	(262,861)	—
Other (expense) income, net	(1,959,316)	543
Total other expense, net	(2,222,177)	543
Loss before income tax benefit	(33,064,853)	(4,746,574)
Benefit for income taxes	7,023,348	—
Net loss	(26,041,505)	(4,746,574)
Foreign currency translation adjustment	(4,246,811)	—
Net comprehensive loss	$(30,288,316)	$(4,746,574)
Loss per share available to common shareholders
Basic & Diluted	$(1.86)	$(2.22)
Shares used in computing earnings per share
Basic & Diluted	13,332,691	2,142,994
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total shareholders equity (deficit)
	Shares	Amount
Balance at January 2, 2014 (inception)	—	$—	$—	$—	$—	$—	$—
Shareholder contributions	2,429,333	2,429	3,616,571	—	—	—	3,619,000
Net loss	—	—	—	—	(4,746,574)	—	(4,746,574)
Balance at December 31, 2014	2,429,333	$2,429	$3,616,571	$—	$(4,746,574)	$—	$(1,127,574)
Shareholder contributions prior to initial public offering	319,594	320	3,904,126	—	—	—	3,904,446
Net proceeds from initial public offering	13,800,000	13,800	101,264,806	—	—	—	101,278,606
Issuance of Fenix shares for Combination Consideration	3,083,962	3,084	24,567,621	—	—	—	24,570,705
Issuance of Fenix Canada preferred shares to non-controlling interest for Combination Consideration	—	—	—	—	—	8,400,000	8,400,000
Compensation for pre-IPO services	20,000	20	216,780	—	—	—	216,800
Leesville retention bonus	271,111	271	1,378,310	—	—	—	1,378,581
Share based compensation to employees and directors	2,868	3	1,450,357	—	—	—	1,450,360
Foreign currency translation adjustment	—	—	—	(4,246,811)	—	—	(4,246,811)
Net loss	—	—	—	—	(26,041,505)	—	(26,041,505)
Balance at December 31, 2015	19,926,868	$19,927	$136,398,571	$(4,246,811)	$(30,788,079)	$8,400,000	$109,783,608
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Period from January 2, 2014 (Inception) to December 31, 2014
Cash flows from operating activities
Net loss	$(26,041,505)	$(4,746,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,571,454	—
Share-based compensation expense	3,045,741	—
Deferred income taxes	(8,661,579)	—
Non-cash rent expense	567,041	—
Amortization of inventory fair value adjustment	8,584,615	—
Change in fair value of contingent consideration liabilities	6,049,652	—
Make whole provision for pre-IPO investors	1,827,085	—
Deferred warranty revenue	772,495	—
Change in assets and liabilities, net of acquired businesses
Accounts receivable	(4,760,069)	—
Inventories	(276,302)	—
Prepaid expenses and other assets	647,124	(396,369)
Accounts payable	(806,157)	1,673,259
Accrued expenses and other liabilities	(1,045,906)	303,731
Due to related parties	774,720	—
Net cash used in operating activities	(15,751,591)	(3,165,953)
Cash flows from investing activities
Capital expenditures	(329,646)	—
Purchases of companies, net of cash acquired	(105,224,232)	—
Net cash used in investing activities	(105,553,878)	—
Cash flows from financing activities
Proceeds from initial public offering	102,672,000	—
Stock offering costs for IPO	(1,393,394)	—
Proceeds from other issuances of common stock	2,077,361	3,619,000
Borrowings on term loan and revolving credit line	21,200,000	—
Payments on term loan	(375,000)	—
Debt issuance cost	(438,000)	—
Net cash provided by financing activities	123,742,967	3,619,000
Effect of foreign exchange fluctuations on cash and cash equivalents	(63,675)	—
Increase in cash and cash equivalents	2,373,823	453,047
Cash and cash equivalents, beginning of period	453,047	—
Cash and cash equivalents, end of period	$2,826,870	$453,047
Supplemental cash flow disclosures:
Cash paid for interest	$229,000	$—
Cash paid for income taxes	$129,000	$—
Noncash transactions:
Equity issued for purchases of the Subsidiaries	$32,971,000	$—
Accrued non-substantive consulting fees for acquisitions	$1,787,000	$—
Note related to Go Pull-it	$200,000	$—
Off market lease asset from acquisitions	$1,538,000	$—
Accrued contingent consideration for acquisitions	$10,237,000	$—
The accompanying notes to the consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)

Note 1. Description of Business and Basis of Presentation

Description of Business
Fenix Parts, Inc. and subsidiaries (the “Company” or “Fenix”) is in the business of auto recycling, which is the recovery and resale of original equipment manufacturer ("OEM") parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats reclaimed from damaged, totaled or low value vehicles. Fenix's operations are conducted through its subsidiaries, which are described below. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled components. The Company’s customers include collision repair shops, mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, the sale of aftermarket parts, and the sale of extended warranty contracts.

Fenix was founded on January 2, 2014, to acquire and combine companies in the automobile recycling and resale industry. Fenix Parts Canada, Inc. (“Fenix Canada”), a wholly-owned subsidiary of Fenix, was established on September 24, 2014 primarily to facilitate the acquisition and combination of companies in the automobile recycling and resale industry in Canada. Through November 2014, Fenix and Fenix Canada entered into Combination Agreements to acquire the eleven corporate entities that operate eight businesses (the "Founding Companies") which are detailed in Note 3, contingent upon, among other things, the closing of an initial public offering of common stock (the "IPO"). On May 19, 2015, Fenix completed the IPO and closed on the Combinations with the Founding Companies, including those Founding Companies that are designated as accounting co-predecessors. The aggregate Combination Consideration is also detailed in Note 3. Fenix raised the cash portion of the Combination Consideration in its IPO as well as from additional funding from indebtedness. During the third quarter and fourth quarter of 2015, Fenix acquired three additional automobile recycling companies ("Subsequent Acquisitions"). The Founding Companies and Subsequent Acquisitions represent Fenix's operating subsidiaries ("Subsidiaries") as defined and described in Note 3. The operations of the Founding Companies are reflected in the Consolidated Statements of Operations for 2015 from the date of acquisition on May 19, 2015. The Subsequent Acquisitions are reflected in the Consolidated Statements of Operations for 2015 from their respective dates of acquisition.

Liquidity and Financial Condition
Since its inception, Fenix's primary sources of ongoing liquidity are cash flows from operations, cash provided by borrowings and proceeds from private stock sales and the IPO. The Company has incurred operating losses since its inception and expects to continue to report operating losses for the foreseeable future as it integrates the Subsidiaries it has acquired following the IPO and amortizes asset write-ups and intangibles assets established at acquisition. Fenix may never become profitable if it cannot successfully integrate the Subsidiaries. During the year ended December 31, 2015, the Company recorded a net loss of $26.0 million and cash used in operating activities was $15.8 million. As of December 31, 2015, Fenix had an accumulated deficit of $30.8 million. Effective December 31, 2015, the Company has entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A. (the "Amended Credit Facility" or "Credit Facility") (see Note 4 below for further details) which replaces the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Company's previous borrowings under the Original Credit Facility ($9.6 million of term loan and $11.2 million under the revolver) as well as a $5.9 million standby letter of credit as of December 31, 2015, remain outstanding under the Amended Credit Facility. As of December 31, 2015, the Company has working capital of $30.6 million, including cash and cash equivalents of $2.8 million, and has approximately $4.7 million in available borrowings ($2.9 million in U.S. Dollars and $2.4 million that can be drawn in Canadian Dollars) under its revolving line of credit after considering the applicable financial covenants and restrictions in the agreement. The term of the revolving credit facility and the term loan is five years from the date of the Original Credit Facility, expiring on May 19, 2020. While Fenix has been successful in securing financing to provide adequate funding for working capital purposes, compliance with the financial covenants and restrictions in the amended and restated senior secured credit facility is measured quarterly and determines the amount of additional available credit, if any, that will be available to us in the future. There is no assurance that management will be successful in integrating the business in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement its growth strategy. The Company's failure to execute on this strategy may have a material adverse effect on its business, results of operations and financial position.

Basis of Presentation
These consolidated financial statements include the accounts of Fenix Parts and its wholly owned Subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions have been eliminated. The consolidated Company represents a single operating segment.

Note 2. Summary of Significant Accounting Policies

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company uses estimates in accounting for, among other items, certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. The Company maintained a reserve for uncollectible accounts of approximately $460 and $0, at December 31, 2015 and 2014, respectively. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories
Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap and, to a lesser extent, used cars and motorcycles for resale. Inventory costs for recycled OEM parts are established based upon the price the Company pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvaged parts and scrap is determined using the average cost to sales percentage at the facility and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources. With respect to self-service inventories, costs are established by calculating the average sales price per vehicle, including its scrap value and part value, applied to the total vehicles on-hand. Inventory costs for used cars and motorcycles for resale are established based upon the price the Company pays for these items.

All inventory is recorded at the lower of cost or market value. The market value of the Company's inventory is determined based on the nature of the inventory and anticipated demand. If actual demand differs from the Company's earlier estimates, reductions to inventory carrying value are made in the period such determination is made.

Foreign Currency Translation and Transactions
A majority of the revenues of the Company are generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in the Consolidated Statements of Operations, as appropriate. The assets and liabilities of Fenix Canada, whose functional currency is the Canadian dollar, are translated into U.S. dollars, the reporting currency, at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Canadian financial statements are reflected as a component of accumulated other comprehensive loss within shareholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement or period end date.

Revenue Recognition
The Company recognizes revenue from the sale of vehicle replacement products and scrap and, to a lesser extent, used cars and motorcycles, when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. The Company uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from the Company’s historical experience, there could be an impact on its operating results in the period of occurrence. The Company has recorded a sales return reserve for estimated returns and discounts of approximately $688 and $0 at December 31, 2015 and 2014, respectively.

The Company presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and expenses on the consolidated statements of operations and are shown as current liabilities on the consolidated balance sheets until remitted. Revenue includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $289 and $0 for the years ended December 31, 2015 and 2014, respectively.

The change in the deferred warranty liability for the year ended December 31, 2015 is summarized below:

(In thousands)
Beginning balance	$—
Warranty sales	1,061
Revenue recognized	(289)
Ending balance	$772

Cost of Goods Sold
Cost of goods sold primarily includes a) amounts paid for the purchase of vehicles, scrap, parts for resale and related products, b) related auction, storage and towing fees, and c) other costs of procurement and dismantling, primarily labor and overhead allocable to dismantling operations or, in the case of car and motorcycle sales, to preparing the vehicle for sale.

Selling, General, and Administrative ("SG&A") Expenses
SG&A expenses for the automobile recycling business are primarily comprised of a) salaries and benefits of employees that are not related to the procurement and dismantling of vehicles, b) facility costs such as rent, utilities, insurance, repairs and taxes not allocated to dismantling operations, c) selling and marketing costs, d) costs to distribute products and scrap and e) other general and administrative costs. SG&A expenses for the periods presented also include corporate office costs. For the years ended December 31, 2015 and 2014, advertising and marketing expense amounted to approximately $688 and $0, respectively. Advertising costs are charged to expense as incurred.

Outside Services and Professional Fees
Outside services and professional fees include third-party costs related to legal matters, accounting and auditing, tax compliance and consultation, and acquisition due diligence.

Facility Leases/Deferred Rent
Fenix leases dismantling, distribution and warehouse facilities, as well as office space for corporate administrative purposes under operating leases. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, Fenix records minimum rent expense on a straight-line basis over the terms of the leases in SG&A expenses and cost of goods sold, as applicable.
For leases entered into upon the closing of the acquisitions, any difference between contractual payments and then-current market rental rates is accounted for as a deferred rent asset or liability that served to reduce the aggregate combinations consideration by $1,538. These net assets are being amortized over the terms of the leases as additional rent expense as the cash rent payments differ from market rents. Accordingly, the consolidated statements of operations reflect the straight line market rental expense.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with several major financial institutions. The Company maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up the Company’s customer base. During 2015, no customer accounted for more than 1% of the Company's OEM parts revenue, and no single customer accounted for more than 10% of total net revenues. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

The Company primarily obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. Since the IPO, substantially all of the vehicle purchases from auction for dismantling were acquired at auctions run by two salvage auto auction companies.

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

The Company records depreciation expense within the depreciation and amortization line item within the consolidated statements of operations. Additionally, depreciation expense associated with the Company's dismantling and procurement operations is charged to inventories and then included in cost of goods sold in the consolidated statements of operations. Depreciation expense totaled approximately $1,518 and $0 for the years ended December 31, 2015 and 2014, respectively. Approximately $828 of total depreciation expense for the year ended December 31, 2015 was included in cost of goods sold and $690 was included within depreciation and amortization on the consolidated statements of operations.

Estimated useful lives of property and equipment acquired after May 19, 2015 are as follows:

Vehicles	5 years
Machinery and equipment	3-10 years
Leasehold improvements	10-15 years or term of lease, if shorter
Office furniture and fixtures	7 years
Computer equipment and software	5 years

For property and equipment the Company acquired in the acquisition of the Subsidiaries, the range of estimated remaining useful lives are as follows:

Vehicles	3-4 years
Machinery and equipment	4-6 years
Leasehold improvements	5-6 years or term of lease, if shorter
Office furniture and fixtures	4-6 years
Computer equipment and software	1-5 years

The Company evaluates the recoverability of the carrying amount of property and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. If the carrying value is greater than the undiscounted cash flows, impairments, if any, are reported at the lower of cost or fair value. There were no impairment charges related to long-lived assets during 2015.

Business Segment
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are its Chief Executive Officer and Chief Operating Officer. Since the acquisitions of the Subsidiaries, the Company operates and internally manages its business as a single operating segment, Automobile Recycling, as this is the only discrete financial information that is regularly reviewed by the chief operating decision makers. This segment provides for the recovery and resale of OEM parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats reclaimed from damaged, totaled or low value vehicles, and the sale of ancillary items such as warranty contracts and scrap metal. Refer to Note 13 for Enterprise Wide Disclosures.

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In accordance with ASC 350, goodwill and other intangible assets, goodwill is not amortized. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. For this analysis, management determined the Company only has one reporting unit, Automotive Recycling. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in its results of operations. The Company has elected to perform its annual evaluation of impairment as of October 1. There were no impairment charges related to goodwill during the post-Combination period ended December 31, 2015. See Note 12 for further disclosures regarding the Company's goodwill.

Intangible Assets
Intangible assets subject to amortization consist of trade names, customer relationships, and covenants not to compete. Amortization expense is calculated using the straight-line method over the estimated useful lives of the assets of: 5 years for trade names; and 5 years for covenants not to compete. Amortization expense is calculated using the accelerated method over the estimated useful life of the asset of 15 years for customer relationships. Off market lease payments are amortized as additional rent expense over the terms of the leases as described in Note 3.

The components of intangible assets are as follows at December 31, 2015:

(In thousands)	Gross Carrying Amount	Exchange Rate Effects	Accumulated Amortization	Net
Trade names	$6,230	$(197)	$(724)	$5,309
Customer relationships	29,456	(1,299)	(1,121)	27,036
Covenants not to compete	1,710	(61)	(208)	1,441
Intangible assets, net	$37,396	$(1,557)	$(2,053)	$33,786

Off market lease payments	$1,538	$(83)	$(237)	$1,218

Amortization expense for intangible assets was $2,053 and $0 for the years ended December 31, 2015 and 2014, respectively. Additional rent expense related to incremental off market lease payments was $237 and $0 for the years ended December 31, 2015 and 2014, respectively.

The additional rent expense related to the incremental off market lease payments for the next five years is as follows:

(In thousands)
2016	$328
2017	$376
2018	$304
2019	$208
2020	$140

The following table shows the estimated future amortization expense for intangible assets as of December 31, 2015 for the next five years:

(In thousands)
2016	$3,342
2017	$3,622
2018	$3,877
2019	$3,946
2020	$2,980

Related Parties
The Company has defined, for financial reporting purposes, a "Related Party" as any (a) person who is or was (since the beginning of the last fiscal year for which the Company filed the S-1, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. See Note 10 for a discussion of transactions between the Company and related parties.

Contingent Consideration
The Company accounts for contingent consideration in a business combination in accordance with applicable guidance provided within the business combination rules. Under arrangements with the former owners of three Founding Companies, the former owners can earn additional cash and stock if certain performance measures are achieved subsequent to the combinations. The fair value of contingent consideration recorded in the financial statements at the Combination date is based on independent valuations considering the Company’s initial projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Subsequent to the Combination, management reviews the amounts of contingent consideration that are likely to be payable under current operating conditions and adjusts the initial liability as deemed necessary, with such subsequent adjustments being recorded through the statement of operations as a credit or charge. The total of all changes in the fair value of this initial liability was a $6,050 increase as reflected in the statement of operations for the year ended December 31, 2015. There is no corresponding tax benefit for these changes. See Note 3 for a further description of these arrangements.

Indemnification Receivables
In conjunction with the acquisition of the Subsidiaries, the Combinations agreements contained indemnifications from the former owners to cover, within defined limits, certain matters such as environmental and tax, for a period up to three years. As such, the Company recorded indemnification receivables, which represent recoverable amounts from the former owners of certain of the Subsidiaries if the Company is required to make certain income tax or other payments, as defined in the relevant combination agreements, for a period of three years after the Combinations.

The change in the Indemnification Receivables for the year ended December 31, 2015 is summarized below:

(In thousands)
Beginning balance	$—
Indemnification receivables from acquisitions	5,124
Expense from change in indemnification asset	(46)
Ending balance	$5,078

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

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis. At December 31, 2015, the fair value of contingent consideration, which is a recurring fair value measurement, was valued in the consolidated financial statements using Level 3 inputs.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which are Level 1 as they approximate fair value due to the short-term maturity of these instruments.

The Company’s debt, classified as Level 2, is carried at cost and approximates fair value due to its variable interest rates, which are consistent with the interest rates in the market.
The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment, intangible assets and goodwill. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no impairment charges during 2015.

Stock Offering Costs
The Company incurred approximately $1,393 and $346 of legal, accounting, auditing and other costs directly related to its IPO through May 19, 2015 and December 31, 2014, respectively. The Company also incurred $7,728 of underwriting cost through May 19, 2015. Such costs were applied against the gross proceeds from the IPO upon its closing.

Share-based Compensation
The Company recognizes compensation expense for employee and director equity awards ratably over the requisite service period of the award, adjusted for estimated forfeitures. There was no estimated annual forfeiture rate applied to 2015 grants due to the lack of historical forfeiture experience to date. Management will continue to review and assess the estimated forfeiture rate assumption for reasonableness at least annually and potentially quarterly as more forfeiture information and experience becomes available. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the fair value of stock options using the Black-Scholes model requires judgement, including estimates for (1) risk-free interest rate – an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of comparable company Common Shares for a period equal to the expected life of the option; and (3) expected life of an option – an estimate based on historical experience including the effect of employee terminations.

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

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets and records a valuation allowance against the deferred tax assets that are not more likely than not to be realized. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax liability as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company's uncertain tax position reserves, including related interest and penalties of $2.4 million, were approximately $5.7 million as of December 31, 2015 and all related to tax positions taken on returns prior to the individual acquisitions of the Subsidiaries. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense. The Company’s right to indemnification under certain of the combination agreements related to these uncertain tax positions is subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition. These indemnifications are subject to a three year limitation from date of the Combination.

Undistributed earnings of the Company's Canadian subsidiaries are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable in Canada. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

Loss Per Share
Basic loss per share is computed by dividing net loss available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Canada preferred shares do not entitle the holders to any dividends or distributions and as such, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares are considered participating securities and therefore share in the net loss of the period since being issued on May 19, 2015. Diluted loss per share would include the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion were dilutive. Contingently issuable shares are excluded from basic and diluted earnings per share until issuance is no longer contingent.

For the years ended December 31, 2015 and 2014, basic loss per share is equal to diluted loss per share because all outstanding stock awards are considered anti-dilutive during periods of net loss.

The following outstanding equity instruments as of December 31, 2015 are not included in the computation of diluted loss per share as the effect of including such stock options and restricted stock units in the computation would be anti-dilutive:

(In thousands, except per share amounts)	Year Ended December 31, 2015	Period from January 2, 2014 (Inception) to December 31, 2014
Stock options	1,596,297	—
Restricted stock units	150,000	—
Leesville bonus shares	271,111	—

The calculations of loss per share for the years ended December 31, 2015 and 2014, are as follows:

(In thousands, except per share amounts)	Year Ended December 31,
	2015	2014
Basic Loss per Common Share:
Net loss	$(26,042)	(4,747)
Net loss allocable to Fenix Canada preferred shares	(1,222)	—
Net loss available to common shares	$(24,820)	$(4,747)
Weighted-average common shares outstanding	13,333	2,143
Basic and diluted loss per common share	$(1.86)	$(2.22)

The Company issued 1,050,000 exchangeable preferred shares of Fenix’s subsidiary, Fenix Parts Canada, Inc. (“Exchangeable Preferred Shares”) as Combination Consideration valued at the public offering price of common stock of $8.00 per share. Because these shares do not entitle the holders to any Fenix Canada dividends or distributions, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares do participate in the net income or loss of the consolidated company back to time of issuance upon being exercised for common stock.

The Company has 11,667 common shares and 280,000 shares of Fenix Canada exchangeable preferred stock held in escrow relating to contingent consideration agreements with certain Subsidiaries. These shares are not included in basic loss per share or in the shares used to calculate the net loss attributable to Fenix Canada preferred shares until the issuance is no longer contingent on future events.

Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity , which amends FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements , and FASB ASC Topic 360, Property, Plant, and Equipment . This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. The Company adopted this standard effective January 1, 2015. Adoption did not have any impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3 which amends ASC Topic 835, Interest, to require presentation of certain debt issuance costs as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. The Company early adopted this ASU for the period ended June 30, 2015 and approximately $438 of debt issuance costs was netted against its term note obligations in the consolidated financial statements at that date and approximately $387 at December 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17 which amends ASC 740, Income Taxes, to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company early adopted this ASU on a retrospective basis for the year ended December 31, 2015. All deferred income taxes are recorded as noncurrent at December 31, 2015 and 2014. The deferred taxes as of December 31, 2014 were fully reserved for with a valuation allowance that was reversed upon the successful completion of the IPO in May 2015.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 which amends ASC Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the Company's fiscal year ended December 31, 2016. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of Variable Interest Entities ("VIE"), and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

In September 2015, FASB issued ASC No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While Fenix is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption will recognize ROU assets and lease liabilities and that the amounts could be material.
Note 3. Business Combinations

Founding Companies
On May 19, 2015, the Company closed on the Combinations with the Founding Companies, all of which are engaged in the business of automobile recycling. These Combinations were accounted for under the acquisition method of accounting. The Company acquired the stock of the U.S. Founding Companies for cash or a combination of cash and shares of its common stock, and acquired substantially all of the assets of End of Life Vehicles Inc., Goldy Metals Incorporated, Goldy Metals (Ottawa) Incorporated (collectively, "the Canadian Founding Companies") for cash or cash and shares of exchangeable preferred stock of Fenix Canada. The consideration for the Combinations was determined by arms-length negotiations between the Company and representatives of each Founding Company.

The Founding Companies include Don’s Automotive Mall, Inc., Gary’s U-Pull It, Inc., Horseheads Automotive Recycling, Inc. (collectively, the “Beagell Group”); Standard Auto Wreckers Inc., End of Life Vehicles Inc., Goldy Metals Incorporated, Goldy Metals (Ottawa) Incorporated (collectively, “Standard”); and Eiss Brothers, Inc. (“Eiss Brothers”), Green Oak Investments LLC dba GO Auto Recycling (“GO Auto”), Jerry Brown, Ltd (“Jerry Brown”) and Leesville Auto Wreckers, Inc. (“Leesville”). For accounting and reporting purposes, Fenix has been identified as the accounting acquirer and Beagell Group and Standard have been identified as accounting co-predecessors to Fenix.

The following table shows the calculation of the total Combination Consideration (the following dollar amounts in tables and notes are in thousands)

		Beagell Group	Standard	Eiss Brothers	Go Auto	Jerry Brown	Leesville	Total
Base Fenix share consideration	(a)	$10,822	$—	$2,338	$2,667	$5,333	$1,840	$23,000
Base Fenix Canada share consideration	(b)	—	8,400	—	—	—	—	8,400
Base cash consideration	(c)	19,663	33,800	6,362	4,184	8,095	11,727	83,831
Working capital and other adjustments	(c)	1,161	1,762	810	(81)	(1,377)	1,132	3,407
Incremental inventory payments	(d)	—	450	—	—	550	—	1,000
Incremental capital expenditure payments	(e)	—	—	—	—	2,415	—	2,415
Nonsubstantive consulting fee payments	(f)	890	50	—	—	847	—	1,787
Key employee cash bonuses	(g)	—	—	—	—	—	2,575	2,575
Incremental off market lease payments	(h)	1,980	(2,031)	(699)	(139)	(170)	(212)	(1,271)
Investment in Founding Company affiliate	(i)	—	—	—	450	—	—	450
Contingent consideration	(j)	—	7,459	310	—	2,468	—	10,237
Total Combination Consideration		$34,516	$49,890	$9,121	$7,081	$18,161	$17,062	$135,831

Of this aggregate Combination Consideration, $93,478 was paid in cash, $33,733 represents stock consideration issued in the Combination and potentially issuable under contingent consideration agreements, and $8,620 represents discounted cash payments to be made up to 15 years after the Combinations.

(a)	The Company issued 2,874,971 shares of Fenix common stock as Combination Consideration valued at the public offering price of $8.00 per share.

(b)
The Company issued 1,050,000 exchangeable preferred shares of Fenix’s subsidiary, Fenix Parts Canada, Inc. (“Exchangeable Preferred Shares”) as Combination Consideration valued at the public offering price of common stock of $8.00 per share. Because these shares do not entitle the holders to any Fenix Canada dividends or distributions, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares do participate in the net income or loss of the consolidated company for earnings (loss) per share computations.

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

(d)
Represents additional consideration for certain excess or specific inventories based on the applicable Founding Company inventory listings as of closing and subject to adjustment as additional information is obtained.

(e)
Represents a construction reimbursement for capital expenditures in connection with a new building located on land that the Company leases subject to further adjustment as additional information is obtained.

(f)
Represents contractual payments to certain former owners of the Founding Companies and their related parties over the next 1 to 15 years. These former owners and their related parties are not employed by us and do not provide any substantive services to us.

(g)	Represents cash bonuses paid at closing to key employees for past service.

(h)
In conjunction with the Combinations, the Company entered into operating facility lease agreements with affiliates of the former owners. Based on independent valuations of the market rental rates compared to the actual rental rates for these properties, the excess is reflected as Combination Consideration refundable over the term of the related lease. The effect of discounting these payments at 10% is reflected in the amounts presented. The related balance is being amortized to rent expense over the life of the leases.

(i)
Represents the payment of $250 in cash at closing and a $200 promissory note payable over 2 years for a 5% membership interest in Go Pull-It LLC, an affiliate of Go Auto. The Company also received an option to purchase the remaining 95% membership interest.

(j)
Represents the estimated fair value of contingent consideration arrangements with the former owners of three Founding Companies. Under these arrangements, the former owners can earn additional cash and up to an aggregate of 11,667 shares of Fenix common stock and 280,000 Exchangeable Preferred Shares. The former owners of Jerry Brown can earn an uncapped amount of additional cash if certain minimum EBITDA and revenue thresholds as defined in the purchase agreement are exceeded during 2016. The fair value of contingent consideration recorded in the financial statements at the Combination date is based on independent valuations considering the Company’s initial projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Subsequent to the Combination, management reviews the amounts of contingent consideration that are likely to be payable under current operating conditions and adjusts the initial liability as deemed necessary, with such subsequent adjustments being recorded through the statement of operations as a non-operating credit or charge. Operations at Jerry Brown showed substantial improvement in the fourth quarter of 2015 and their budget for 2016, as developed in the fourth quarter of 2015, reflects further growth and improvement.  Accordingly, the initial fair value estimate of this contingent liability was increased by $5,089 in the fourth quarter of 2015.  The total of all changes in the fair value of this initial liability was a $6,050 increase as reflected in the statement of operations for the year ended December 31, 2015. There is no corresponding tax benefit for these changes.

The following tables summarize the approximate fair values of the assets acquired and liabilities assumed at the date of acquisition of the Founding Companies, and incorporates any provisional adjustments in measurement since they were originally reported on June 30, 2015 through year end December 31, 2015. These preliminary estimates and assumptions are subject to additional changes during the purchase price measurement period as the Company finalizes the valuations of these assets and liabilities.

	As Reported on June 30, 2015
(In thousands)	Beagell Group	Standard	Eiss	Go Auto	Jerry Brown	Leesville	Total
Cash and other current assets	$1,404	$1,728	$618	$211	$211	$714	$4,886
Inventory (i)	8,954	13,537	6,019	1,648	6,090	4,929	41,177
Property and equipment (ii)	4,476	4,408	364	203	1,663	641	11,755
Other non-current assets (iii)	1,983	1,445	—	450	1,746	—	5,624
Intangible assets	7,650	10,970	2,680	3,450	2,340	6,260	33,350
Off market lease	(1,980)	2,230	700	140	170	210	1,470
Current liabilities	(1,770)	(2,008)	(255)	(754)	(3,368)	(654)	(8,809)
Reserve for uncertain tax positions	(2,017)	(527)	—	—	(1,829)	(203)	(4,576)
Deferred income taxes, net (iv)	(5,866)	(6,469)	(3,298)	—	(3,564)	(4,297)	(23,494)
Non-current liabilities	(563)	—	—	—	(767)	—	(1,330)
Total net identifiable assets acquired	12,271	25,314	6,828	5,348	2,692	7,600	60,053
Goodwill	20,264	24,496	2,766	1,740	11,526	9,643	70,435
Total net assets acquired	$32,535	$49,810	$9,594	$7,088	$14,218	$17,243	$130,488

	Provisional Measurement Adjustments
(In thousands)	Beagell Group	Standard	Eiss	Go Auto	Jerry Brown	Leesville	Total
Cash and other current assets	$—	$—	$—	$—	$—	$—	$—
Inventories (i)	(815)	(2,131)	(42)	143	966	(1,188)	(3,067)
Property and equipment (ii)	—	—	—	—	—	—	—
Other non-current assets (iii)	—	(1,054)	—	(367)	—	—	(1,421)
Intangible assets	388	277	10	(6)	(319)	446	796
Off market lease	1,980	(2,230)	(700)	(140)	(170)	(210)	(1,470)
Current liabilities	203	907	(49)	(654)	2,521	(47)	2,881
Reserve for uncertain tax positions	—	—	—	—	—	—	—
Deferred income taxes, net (iv)	30	4,326	(78)	—	(516)	142	3,904
Non-current liabilities	143	—	—	—	767	—	910
Total net identifiable assets acquired	1,929	95	(859)	(1,024)	3,249	(857)	2,533
Goodwill	52	(15)	386	1,017	694	676	2,810
Total net assets acquired	$1,981	$80	$(473)	$(7)	$3,943	$(181)	$5,343

	Purchase Accounting Allocation Reported on December 31, 2015
(In thousands)	Beagell Group	Standard	Eiss	Go Auto	Jerry Brown	Leesville	Total
Cash and other current assets	$1,404	$1,728	$618	$211	$211	$714	$4,886
Inventories (i)	8,139	11,406	5,977	1,791	7,056	3,741	38,110
Property and equipment (ii)	4,476	4,408	364	203	1,663	641	11,755
Other non-current assets (iii)	1,983	391	—	83	1,746	—	4,203
Intangible assets	8,038	11,247	2,690	3,444	2,021	6,706	34,146
Current liabilities	(1,567)	(1,101)	(304)	(1,408)	(847)	(701)	(5,928)
Reserve for uncertain tax positions	(2,017)	(527)	—	—	(1,829)	(203)	(4,576)
Deferred income taxes, net (iv)	(5,836)	(2,143)	(3,376)	—	(4,080)	(4,155)	(19,590)
Non-current liabilities	(420)	—	—	—	0	—	(420)
Total net identifiable assets acquired	14,200	25,409	5,969	4,324	5,941	6,743	62,586
Goodwill	20,316	24,481	3,152	2,757	12,220	10,319	73,245
Total net assets acquired	$34,516	$49,890	$9,121	$7,081	$18,161	$17,062	$135,831

Included in the fair value allocation reflected above are the various valuations described below which are primarily based on Level 3 inputs:

(i)
Inventory was marked up to 90% of its estimated selling price representing the inventory’s fair market valuation, including an estimated related profit margin. Selling costs and related profit margin were estimated at all Founding Companies to be 10%. The acquired inventory is expected to be sold within six to nine months.

(ii)
Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment was determined based on historical experience using such assets, and varies from 1-6 years depending on the Founding Company and nature of the assets. All property and equipment is being depreciated using the straight-line method.

(iii)
The Company may recover amounts from the former owners of certain of the Founding Companies if the Company is required to make certain income tax or other payments as defined in the relevant Combination agreements after the Combinations. The Company’s right to these tax related indemnifications is subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition and period of three years from date of the Combination.

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

(iv)
The Company recorded deferred income taxes relating to the difference between financial reporting and tax basis of assets and liabilities acquired in the Combinations in nontaxable transactions. The Company also eliminated historical deferred income taxes of Founding Companies acquired in taxable transactions.

The table below summarizes the aggregate gross intangible assets acquired:

(In thousands)
Trade names	$5,670
Customer relationships	26,766
Covenants not to compete	1,710
Total	$34,146

Off market lease payments	$1,271

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

The Combination Agreements with the Founding Companies also included provisions for the Company to begin leasing properties from the Founding Companies’ former owners and their related parties after closing and the Company commenced these leases on May 19, 2015. Many of these properties were consolidated into the historical results of the Founding Companies but were not acquired by Fenix in the Combinations and are not consolidated by Fenix after the IPO.

Subsequent Acquisitions
On August 14, 2015, the Company completed its acquisition of 100% of the capital stock of Ocean County Auto Wreckers, Inc. ("Ocean County") in Bayville, New Jersey for a total aggregate purchase price of $3,019. The purchase consideration was comprised of approximately $2,623 in cash and 59,709 shares of Fenix common stock. The Company also entered into a lease with the owners of Ocean County for use of the premises on which the Company will conduct its automotive recycling business.

On October 7, 2015, the Company completed its acquisition of 100% of the capital stock of Butler Auto Sales & Parts, Inc. ("Butler") in Forest City, North Carolina for a total aggregate purchase price of $8,810. The purchase consideration was comprised of approximately $8,100 in cash and 106,918 shares of Fenix common stock. The Company also entered into a lease with the owners of Butler for use of the premises on which the Company will conduct its automotive recycling business.

On October 9, 2015, the Company completed its acquisition of 100% of the capital stock of Tri-City Auto Salvage, Inc. ("Tri-City") in Charlotte, North Carolina for a total aggregate purchase price of $6,803. The purchase consideration was comprised of approximately $6,500 in cash and 42,363 shares of Fenix common stock. The Company also entered into a lease with the owners of Tri-City for use of the premises on which the Company will conduct its automotive recycling business.

The Ocean County, Butler and Tri-City acquisitions are being accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their estimated fair market values on the date of acquisition. The fair value of the assets acquired and liabilities assumed is based on a third party valuation that has not yet been finalized, but it is anticipated that such estimates will be made following similar methodology as that used for the Founding Companies as described above. The following table shows the calculation of the total consideration for these three acquisitions (Unaudited)(In thousands):

	Ocean County	Butler	Tri-City	Total
Base Fenix share consideration	$587	$746	$334	$1,667
Base cash consideration	2,623	8,100	6,500	17,223
Working capital and other adjustments	9	—	—	9
Off market lease payments	(200)	(36)	(31)	(267)
Total consideration	$3,019	$8,810	$6,803	$18,632

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands) of Ocean County, Butler and Tri-City. The preliminary fair value of the assets and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement periods as the Company receives valuation reports and finalizes the valuations of these assets and liabilities. Such changes could result in variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in estimated purchase price, fair values recorded, and expenses associated with these items. Any resultant goodwill, if any, from the finalization of these acquisition valuations is not expected to be deductible for tax purposes. (Unaudited)(In thousands):

			As of December 31, 2015
	Ocean County as Originally Reported on September 30, 2015	Measurement Adjustments	Ocean County as Reported on December 31, 2015	Butler	Tri-City	Total
Cash and other current assets	$1,147	$0	$1,147	$1,551	1,082	$3,780
Inventory	1,643	(442)	1,201	4,632	3,851	$9,684
Property and equipment	279	0	279	534	667	$1,480
Other non-current assets	1	9	10	547	511	$1,068
Intangible assets	870	(200)	670	1,720	860	$3,250
Current liabilities	(553)	44	(509)	(526)	(609)	$(1,644)
Non-current liabilities	(2)	—	(2)			$(2)
Deferred income taxes, net	(1,808)	918	(890)	(2,033)	(1,655)	$(4,578)
Reserve for uncertain tax positions	—	(76)	(76)	(572)	(536)	(1,184)
Total net identifiable assets acquired	1,577	253	1,830	5,853	4,171	11,854
Goodwill	1,642	(453)	1,189	2,957	2,632	6,778
Total net assets acquired	$3,219	$(200)	$3,019	$8,810	6,803	$18,632

The table below summarizes the preliminary values assigned to aggregate intangible assets acquired in connection with the acquisition of Ocean County, Butler and Tri-City (Unaudited)(In thousands):

Trade names	$560
Customer relationships	2,690
Total	$3,250

Off market lease payments	$267

Pro Forma Results (Unaudited)
The following table shows the unaudited combined pro forma net revenues and net loss of Fenix Parts, Inc. as if the acquisition of all Subsidiaries had occurred on January 1, 2014 (in thousands):

	(Unaudited)
	Year Ended December 31,
	2015	2014
Net revenues	$126,897	$132,802
Net loss	$(23,716)	$(4,594)

Pro forma combined net revenues consisted of (in thousands):

	(Unaudited)
	Year Ended December 31,
	2015	2014
Recycled OEM parts	$109,658	$108,361
Scrap, warranty and other ancillary items	17,239	24,441
Total	$126,897	$132,802

Acquisition revenues and net loss included in results in the statement of operations (in thousands):

(Unaudited)
Year Ended December 31,
2015
Net revenues	$68,946
Net loss	$20,394

Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales among Subsidiaries, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the post-IPO periods.

Significant adjustments to expenses include effects of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Subsidiaries, compensation related to certain bonuses paid to owners and employees and related income tax effects.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same period as reflected in the audited consolidated financial statements, and is not adjusted back to January 1, 2014 as it does not have a continuing impact on the Company. As a result, pro forma gross profit margins in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Note 4. Long-Term Obligations

Credit Facility and Term Note
Effective December 31, 2015, the Company entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A (the "Amended Credit Facility" or "Credit Facility") which replaces the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million has been drawn as a term loan. The Company has the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving credit facility by up to an aggregate of $20.0 million. Proceeds of the credit facility can be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The term of the revolving credit facility and the term loan facility is five years from the date of the Original Credit Facility with each expiring on May 19, 2020. This amended and restated credit facility was determined to be a modification under ASC 470-50 of the Original Credit Facility that was entered into at the time of the IPO. The Amended Credit Facility contains substantially the same terms as the Original Credit Facility, except for adjustments to covenants going forward which are discussed below.

As of December 31, 2015, there was a $5.9 million letter of credit outstanding related to the Combinations and the balance due under the term loan and revolving credit facility was $9.6 million and $11.2 million, respectively. As of December 31, 2015, the Company has approximately $4.7 million in available borrowings ($2.9 million in U.S. Dollars and $2.4 million that can be drawn in Canadian Dollars) under the revolving line of credit after considering the applicable financial covenants and restrictions in the Credit Facility. Compliance with the financial covenants and restrictions is measured quarterly and determines the amount of additional available credit, if any, that will be available to the Company.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its domestic Subsidiaries, which also guaranty the borrowings. In addition, the Company pledged all of the stock in its U.S. Subsidiaries as security and 66% of the stock of its direct, Canadian Subsidiary, Fenix Canada (other than its exchangeable preferred shares).

Fenix's U.S. borrowings under the Credit Facility bear interest at fluctuating rates determined quarterly, at the Company's election in advance for any applicable interest period, by reference to the “base rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is based on the Company's Total Leverage Ratio, as described below. The borrowings were subject to interest rates of 2.50% at December 31, 2015. The maximum and initial margin for interest rates after December 31, 2015 on U.S. borrowings under the Credit Facility is 3.25% on LIBOR loans and 2.25% on base rate loans.

The Canadian borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian base rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The Canadian base rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on the Company's Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after December 31, 2015 on Canadian borrowings under the Credit Facility is 2.25% on base rate loans.

The Credit Facility contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of the Company's affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.

The Credit Facility contains several financial covenants, which have been restated, with which the Company must comply on a quarterly or annual basis, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined in the Credit Facility). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all borrowed funds, outstanding standby letters of credit, cash settled contingent consideration obligations and bank guarantees as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. The Company must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA up to a specified quarterly maximum, instead of using the EBITDA for the prior four quarters. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant. Net worth is defined as the total stockholder's equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. As of December 31, 2015, the Company was in compliance with all requirements specified by the Credit Facility.

Go Pull-It Note
As described in Note 3, the Company entered into an agreement to purchase a 5% equity interest in Go Pull-It LLC for a total purchase price of $450. At the Combination closing, the Company made a cash payment of $250 and entered into a $200 promissory note with the former owners, which provides for two payments of principal on the first and second anniversaries of the execution of the purchase and option agreement.

Maturities of Long-Term Debt
The following is a summary of the components of the Company's long term obligations and amounts outstanding at December 31, 2015 (in thousands, net of debt issuance costs):

Long-term obligations:
Term loan	$9,238
Revolving credit facility	11,200
Go Pull-It note	200
20,638
Less current portion	893
$19,745

The scheduled maturities of long-term obligations outstanding at December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Revolving credit facility	$—	$—	$—	$—	$11,200	$11,200
Term loan	881	1,000	1,000	1,000	5,744	9,625
Related party debt	100	100	—	—	—	200
Debt issuance costs	(88)	(88)	(88)	(88)	(35)	(387)
Total	$893	$1,012	$912	$912	$16,909	$20,638

Debt Issuance Costs
As noted above, the Company entered into an amended and restated credit agreement effective December 31, 2015, that was deemed under ASC 470 to be a modification of the original agreement. As such, debt issuance costs will continue to be amortized over the remaining term of the amended and restated credit agreement. As the termination date of the agreement is the same as the original agreement this did not change the continuing impact of previous debt issuance costs.

In connection with the original agreement, the Company incurred $438 in debt issuance costs, which are netted against the term loan balance and are being amortized over the five year term of the Original Credit Facility. Costs incurred in connection with the amended and restated agreement will be accounted for in the same manner. The amortized debt issuance costs are recognized as interest expense in the statement of operations and amounted to $51 for the year ended December 31, 2015. The term note balance above includes a reduction for the unamortized debt issuance costs of $387 as of December 31, 2015.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of following:

(In thousands)	December 31, 2015	December 31, 2014
Accrued salaries and employee benefits	$1,167	$175
Accrued income taxes	1,146	—
Other liabilities	534	129
Total accrued expenses and other current liabilities	$2,847	$304

Note 6. Income Taxes

The components of loss before income taxes for the years ended December 31 are as follows:

(In thousands)	2015	2014
United States	$28,236	$4,747
Canada	4,829	—
Loss before taxes	$33,065	$4,747

Significant components of income tax benefit for the years ended December 31 are as follows:

(In thousands)	2015	2014
Current:
United States	$1,639	$—
Canada	—	—
Total current	1,639	—
Deferred:
United States	(8,203)	—
Canada	(459)	—
Total deferred	(8,662)	—
Income tax benefit	$(7,023)	$—

A reconciliation between the provision for income taxes calculated at the U.S. federal statutory income tax rate and the income tax benefit recognized in the consolidated statements of operations for the years ended December 31 is as follows:

	2015	2014
Benefit at the U.S. federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	1.5	4.9
Foreign tax rate differential	(1.3)	—
Non-deductible transaction costs	(3.7)	(33.0)
Change in valuation allowance	(1.8)	(5.9)
Changes in contingent and other additional consideration	(4.5)	—
Other non-deductible expenses	(2.8)	—
Other	(0.2)	—
Income tax benefit effective rate	21.2%	—%

The deferred tax assets and liabilities at December 31, 2015 are as follows:

(In thousands)	U.S.	Canada	Combined
Deferred tax assets
Accrued expenses and reserves	$714	$22	$736
Net operating loss carryforwards	92	903	995
Intangibles	—	65	65
Share-based compensation	961	—	961
State tax credits	33	—	33
Total deferred tax assets	$1,800	$990	$2,790
Deferred tax liabilities
Inventories	$(6,397)	$(317)	$(6,714)
Intangibles	(7,831)	—	(7,831)
Property and equipment	(3,196)	(14)	(3,210)
Other	—	$(55)	$(55)
Total deferred tax liabilities	$(17,424)	$(386)	$(17,810)
Valuation allowance	0	(604)	(604)
Net deferred tax liability	$(15,624)	$0	$(15,624)

From its inception through May 2015, the Company incurred start-up costs that resulted in pre-tax losses. A full valuation allowance was established as of December 31, 2014 and through the IPO date against this potential benefit because the uncertainty of the Company’s future prospects at those balance sheet dates resulted in it being more likely than not that the deferred income tax asset relating to the benefit would not be realized. However, upon the successful closing of the Combinations in May 2015 and the concurrent recognition of significant deferred income tax liabilities, as well as the expectation of future pre-tax income from the acquired operating companies, the Company concluded that it was more likely than not that the deferred tax assets will be realized, and accordingly, recorded an income tax benefit from reversing the allowance of approximately $278 upon the closing of the Combinations. The Canadian operations of Standard were acquired as a taxable asset purchase and the Canadian deferred income tax liability created upon acquisition was thus significantly less than in the United States, where Fenix acquired the stock of its U.S. Founding Companies and Subsequent Acquisitions.  As of December 31, 2015, the Company had a net deferred tax asset of $604 attributable to Canadian subsidiaries, primarily because of net operating loss carryforwards generated in 2015.  Based on the available evidence and given the uncertainties associated with generating future taxable income in Canada, the Company has recorded a full valuation allowance for its net Canadian deferred tax assets.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. A reconciliation of the beginning and ending amount of reserves recorded for uncertain tax positions is as follows:

(In thousands)	2015	2014
Balance at January 1,	$—	$—
Additions for tax positions of acquired entities	3,341	—
Balance at December 31,	$3,341	$—

The Company’s uncertain tax position reserves, including related interest and penalties of $2.4 million, were approximately $5.7 million as of December 31, 2015 and were all originally assumed as part of the Combinations. The Statement of Operations includes $46 of income tax expense as it relates to uncertain tax positions. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. Under certain conditions, payments made by the Company, including interest and penalties, for assumed uncertain tax positions are indemnified by the previous owners of the Subsidiaries for a period of three years from the Combination and there is an indemnification receivable of $5.1 million recorded in the balance sheet as of December 31, 2015. If a reserved uncertain tax position results in an actual liability and we are unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the three-year indemnity period has expired, there could be a material charge to our consolidated financial results and reduction of cash resources.

The Company files income tax returns in the United States and Canada. The Company is not currently subject to any income tax examinations; however, tax returns of Fenix for 2014 (year of inception) and 2015 (consolidated after the Combination) and tax returns of the acquired Subsidiaries for tax years 2012 through pre-acquisition periods in 2015 remain open under the statute of limitations.

The Company had tax loss and credit carryforwards at December 31, 2015, as follows (in thousands):

	2015	Beginning Year of Expiration
State loss carryforwards	$1,172	2025
Canadian loss carryforwards	3,407	2025
State tax credits	33	N/A

Note 7. Common Stock and Preferred Shares

Fenix was formed and initially capitalized in January 2014 by a group of investors, including the Chief Executive and the Chief Financial Officers, who paid nominal cash consideration for an aggregate of 1.8 million shares of Fenix common stock. In March and April 2014, Fenix issued and sold an aggregate of 402,000 shares of common stock for a purchase price of $5.00 per share. During the period of September 2014 through May 2015, Fenix issued and sold an aggregate of 546,927 shares of common stock for an ultimate purchase price of $6.50 per share. Of these shares, 20,000 were issued to certain investors for no cash consideration in order to effectively convert their $7.50 per share investments to $6.50 per share investments. Such issuances resulted in a charge to other income (expense), net in January 2015 of approximately $131.

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

The agreements that relate to the common stock sales in March, April and September 2014 included provisions that obligated the holders of the common stock issued in January 2014 to compensate the investors in the later sales if the IPO price of Fenix common stock was less than $10.00 per share. As the IPO price was $8.00 per share, the initial investors transferred 237,231 of their shares to the later investors equal in value to the aggregate difference in value between the IPO price of $8.00 per share and $10.00 per share, resulting in a charge of $1.7 million to other expense as of the IPO date. The later investors were also granted registration rights.

The Company issued 1,050,000 exchangeable preferred shares of Fenix’s subsidiary, Fenix Parts Canada, Inc. (“Exchangeable Preferred Shares”) as Combination Consideration valued at the public offering price of common stock of $8.00 per share. Because these shares do not entitle the holders to any Fenix Canada dividends or distributions, no earnings or losses of Fenix Canada are attributable to those holders. These shares are exchangeable on a 1-for-1 basis for shares of the Company's common stock.

The single share of special voting stock is entitled to vote on any matter submitted to a vote of holders of the Company's common stock a number of votes equal to the number of Exchangeable Preferred Shares of Fenix Parts Canada, Inc. issued to the former shareholders of the Canadian Founding Companies. The share of special voting stock is intended to provide the former shareholders of the Canadian Founding Companies the equivalent voting rights in Fenix common stock they would have received if the Combination Agreement for the Canadian Founding Companies had required us to issue shares of Fenix common stock instead of Exchangeable Preferred Shares.

The share of special voting stock is held in a voting trust for the benefit of the former shareholders of the Canadian Founding Companies, and the trustee of the voting trust will vote the share of special voting stock in accordance with the beneficiaries’ directions. Neither the holder of the share of special voting stock nor the beneficiaries of the share of special voting stock is entitled to receive any dividends or other distributions that Fenix may make in respect of shares of the Company's common stock.

Note 8. Share-based Compensation

Fenix's 2014 Incentive Stock Plan (“Plan”) was adopted by the Board of Directors in November 2014 and went into effect January 6, 2015 after it was approved by the Company's shareholders. The Plan was amended by the Board of Directors and restated effective July 8, 2015 and again in November 2015, effective December 1, 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of its common stock or other property). Directors, salaried employees, and consultants and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company's Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. No awards were made during 2014. As of December 31, 2015, the Company had 847,967 shares available for future share-based awards under the Plan. The Plan requires that each restricted stock unit and restricted stock award issued reduce shares available by two shares.

Share-based compensation is included in SG&A expenses in the consolidated statements of operations. The components of share-based compensation for the year ended December 31, 2015 were as follows:

(In thousands)
Stock options	$1,279
Restricted stock units	152
Leesville bonus shares	1,379
Other awards	217
Directors' restricted stock	19
Total share-based compensation	$3,046

Stock Options
Stock options granted to employees under the Plan typically have a 10-year life and vest in equal installments on each of the first four anniversary dates of the grant, although certain awards have been made with a shorter vesting period. The Company calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less expected annual forfeitures, and recognizes expense on a straight-line basis over the service period of the award. Stock options granted to non-executive directors vest on the first anniversary of the award date. Stock compensation expense for these awards to non-executive directors is based on the grant date fair value of the award and is recognized on a straight-line basis over the one-year service period of the award.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of similar companies’ Common Stock for a period equal to the expected life of the option; (3) expected life of the option – an estimate based on industry historical experience including the effect of employee terminations; and (4) expected dividend yield - an estimate of cash dividends. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. For the 2015 equity award grants, there was no estimated annual forfeiture rate applied to 2015 grants due to the lack of historical forfeiture experience to date.

Based on the results of the model, the fair value of the stock options granted during the year ended December 31, 2015 was $2.47 - $3.33 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.57 - 1.85%
Expected volatility	30.0%
Expected life of option	5.3 - 6.3 years

Stock option activity for the year ended December 31, 2015 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 1, 2015	—	$—
Granted	1,676,297	8.97
Exercised	—	—
Expired or forfeited	80,000	8.00
Outstanding on December 31, 2015	1,596,297	$9.02	9.49	$—
Exercisable on December 31, 2015	53,940	$9.66	9.37	$—

At December 31, 2015, there is $3,555 of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units
Restricted stock units (RSUs) granted to employees and directors vest over time based on continued service (typically vesting over a four or five year period in equal annual installments). Such time-vested RSUs are valued at fair value based on the closing price of Fenix common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

A summary of restricted stock unit activity for the year ended December 31, 2015 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock units at January 1, 2015	—	—
Granted	152,868	9.63
Vested	2,868	6.79
Forfeited	—	—
Unvested restricted stock units at December 31, 2015	150,000	9.68

At December 31, 2015, there is $1,289 of unrecognized compensation costs related to restricted stock units to be recognized over a weighted average period of 4.3 years.

The Company's Director Compensation Policy provides that non-employee directors may elect to receive shares of fully-vested restricted stock in lieu of cash compensation based on the average closing price of the Company's common stock during the period of service. For 2015, the Company issued 2,868 fully-vested restricted shares to the directors making such election and recorded compensation expense of approximately $19.

Leesville Bonus Shares
The Company issued 271,111 restricted shares of common stock as part of the closing of the Leesville acquisition for post-combination services of certain Leesville employees. The shares vest twelve months after the grant date. Compensation expense of approximately $1,379 was recorded during the year ended December 31, 2015. At December 31, 2015, there is $790 of unrecognized compensation costs related to these restricted bonus shares.

Other Awards
During June 2015, the Company issued a total of 20,000 unregistered common shares to two current employees in payment of their fees for pre-Combination services when they were consultants of the Company. Compensation expense for these awards is based on the share price on the date of grant and approximately $217 was recorded during the year ended December 31, 2015.

Note 9. Commitments and Contingencies

Legal, Environmental and Related Contingencies
At any given time, Fenix is subject to claims and actions incidental to the operations of its business. Based on the information currently available, the Company does not expect that any sums it may receive or have to pay in connection with any legal proceeding would have a material adverse effect on its consolidated financial position or net cash flow.

Ground water and surface water contamination had been detected at the facility in Toronto, Ontario, that the Company acquired as lessee when it acquired the assets of Goldy Metals Incorporated (“GMI”), in connection with the Combinations, as a result of historical releases and a petroleum hydrocarbon spill in November 2010. Since November 2010, the Ontario Ministry of the Environment issued a series of regulatory orders under Ontario’s Environmental Protection Act that required GMI to investigate and remediate areas that were contaminated by the spill and to take protective and remedial actions related to its property and operations as well as adjacent areas. The Company believes GMI has been and is taking necessary steps to resolve this issue with the regulatory authority.  Fenix did not assume this liability and GMI, its owner and certain affiliates have agreed to indemnify the Company for a period of three years from the date of Combination against any liability that may be imposed on it as a result of this contamination. However, as the successor to GMI’s business and lessee of the facility, Fenix may become legally responsible for this liability, and the Company and its directors and officers may be responsible under national and provincial laws and regulations for the assessment, delineation, control, clean-up, remediation, monitoring and verification of, or as a result of, any environmental contamination at that site and any affected off-site areas. The owner of GMI and certain affiliates have agreed, pursuant to the Combination Agreements, to be responsible for the costs of an additional storm water management, control and discharge system following the completion of the Combinations. However, there can be no assurance that the owner of GMI or its affiliates will perform their obligations under such agreements and their failure to perform would require the Company to undertake these environmental obligations.

The site and operations in Toronto have been operating since the 1960s. During the last decade, the surrounding parkland and agricultural area, as well as the site itself, have been designated part of a new federal urban park. Accordingly, there has been continual governmental, quasi-governmental, and non-governmental body environmental oversight and intervention, including various enforcement initiatives. The Company anticipates that this will continue.

The Province of Ontario has filed a civil lawsuit against GMI and the owner of the land on which the Toronto, Ontario facility is located claiming damages of CAD $10.5 million plus pre- and post-judgment interest and court costs, for alleged historical and spill-related contamination as well as for alleged property encroachment damage. The lawsuit is currently in the pre-discovery stage. Fenix did not assume this liability, and GMI, its owner and certain affiliates have agreed to indemnify the Company, subject to certain limits as defined in the Combination agreements, for a period of three years from the date of Combination against any liability that may be imposed on us as a result of this liability. However, Fenix may become legally responsible for this liability as the successor to GMI’s business and lessee of the facility. The Company can make no assurances that it will not become responsible for this liability, or that GMI and its owner or their affiliates will have the capacity to indemnify it in the event Fenix becomes responsible for this liability in whole or in part. The Company's responsibility for this liability in whole or in significant part could have a material adverse effect on its results of operations and financial position.

Prior to the Combinations, GMI was also charged by the Province of Ontario for causing or permitting an oil spill in Toronto which allegedly impaired a nearby creek. This matter was settled through a guilty plea on consent, with GMI paying a penalty of CAD $94. A future charge and conviction under the same or other environmental statute in Ontario could result in the imposition of a minimum fine of CAD $100 per day plus a 25% surcharge, up to a maximum of CAD $10 million. Fenix did not assume this liability, and GMI, its owner and certain affiliates have agreed to indemnify the Company for a period of three years from the date of Combination against any liability that may be imposed on us as a result of this liability. However, Fenix may become legally responsible for this liability as the successor to GMI’s business and lessee of the facility. The Company can make no assurances that it will not become responsible for this liability, or that GMI, and its owner or their affiliates will have the capacity to indemnify the Company in the event it becomes responsible for this liability in whole or in part. The Company's responsibility for this liability in whole or in significant part could have a material adverse effect on its results of operations and financial position.

GMI is also the subject of further regulatory orders relating to sedimentation monitoring and control in the creek, rehabilitating the creek area that was diverted in 2011 as well as assessing, preventing, treating and controlling off-site groundwater and surface water discharges. To address these orders, GMI intends to implement a new surface water control, management and discharge system.

The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

Note 10. Related Party Transactions

Variable Interest Entity
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation, which are: (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the VIE’s economic success and a right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE (that is, it is the primary beneficiary).

As of and for the year ended December 31, 2015, none of the related parties referenced below were deemed to be variable interest entities that would require consolidation. The entities have equity that is sufficient to permit the entity to finance its activities without additional subordinated financial support.

Operating Leases
As described in Note 3, the Company has operating leases with legal entities that are controlled by former owners of the Subsidiaries, who are also shareholders in Fenix and Fenix Canada and in certain cases are also in management at Fenix. One of the lessors is controlled by a Board member of Fenix. These leases, which generally have a term of 15 years with renewal options, relate to 19 distinct properties as of December 31, 2015, on which the Company conducts its automobile recycling business in the United States and Canada. These leases commenced on the closing of the Combinations on May 19, 2015 for the Founding Companies, on August 14, 2015 for Ocean County, on October 7, 2015 for Butler and on October 9, 2015 for Tri-City. The scheduled payments under these related party leases over their original terms total approximately $39.3 million.

Because these leases were entered into upon the closing of the acquisitions, any difference between their contractual payments and then-current market rental rates is accounted for as a net refundable purchase price which served to reduce the aggregate purchase price by approximately $1.5 million. This net asset is being amortized over the terms of the leases as additional rent expense so that the amount in the statements of operations reflects the market rental expense.

The following represents the future minimum lease payment schedule for all operating leases, including the related party facility leases discussed above, as of December 31, 2015:

(In thousands)	2016	2017	2018	2019	2020	Thereafter through 2030
Operating leases	$2,078	$2,127	$2,282	$2,314	$2,505	$28,307

Total rent expense on all operating leases was approximately $1.7 million for the year ended December 31, 2015.

Investment in GO Pull-It LLC
As described in Note 3, the Company holds a 5% investment and an option to purchase the remaining 95% interest in Go Pull-It LLC, an entity in which certain Fenix management also hold an equity investment. Go Pull-It LLC is a variable interest entity (“VIE”) and the Company is not the primary beneficiary of that VIE because it does not have the power to direct the significant activities of the VIE. That power is held by the former owners of Go Auto. The Company has not and does not expect to provide any financial support to the VIE outside of the 5% investment. The 5% investment and purchase option have been valued at $20 in the consolidated balance sheet at December 31, 2015, as part of the purchase price allocation described in Note 3 above.

Related Party Consulting Agreements
In conjunction with the Combinations, Fenix entered into non-substantive consulting agreements with certain former shareholders of the Founding Companies for a period of up to fifteen years. For these specific agreements, there was limited future service to be performed by the contracted party. As such, these agreements were treated as part of the purchase price consideration. The related liability is reduced with each contractual payment.

(In thousands)	2016	2017	2018	2019	2020	Thereafter through 2030
Consulting obligations	$395	$405	$241	$80	$80	$390

Other Related Party Relationships
The Company's assistant corporate secretary is a founding shareholder whose firm provided legal services to Fenix which amounted to $693 and $285 in 2015 and 2014, respectively.

Note 11. Employee Benefit Plans

The Subsidiaries provide defined contribution plans covering eligible employees, which includes matching and discretionary profit sharing contributions. The Company made contributions to the plans of approximately $593 and $0 during the years ended December 31, 2015 and 2014, respectively.

Note 12. Goodwill

The Company records goodwill resulting from business combinations as of the acquisition date. Management has determined the Company operates as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing.

A summary of the goodwill is as follows:

(In thousands)	Total
Balance as of December 31, 2014	$—
Business acquisitions	80,023
Exchange rate effects	(3,211)
Balance as of December 31, 2015	$76,812

The Company completed its initial annual goodwill impairment test as of October 1, 2015, which was before the acquisitions of Tri-City and Butler, using its forecasted plan and other long-term financial projections and assumptions.

The Company determined that it was necessary to perform a quantitative assessment of its goodwill for the purpose of determining whether goodwill impairment existed at October 1, 2015.  When conducting this analysis, the Company identified the three steps below as integral to its analysis.

1.
The Company engaged third party valuation experts with a detailed understanding of its automotive recycling business, to perform a valuation.  The fair value was defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at October 1, 2015.

2.
In its disaggregated forecast, the Company evaluated whether the financial performance realized in 2015 was a result of discrete matters that are considered highly unlikely to recur in the future or whether the matters were systemic in nature that might result in a downturn of the business.

3.	The Company prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the business would generate from 2016-2020.

Inherent in the Company's analysis is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company.  As part of the Company's annual budget process and in light of the operating losses incurred in 2015, management prepared its 2016 forecast and provided a long-term prospective view of the various locations, which provided insight into the future growth assumptions for the business. In evaluating the key variables, the Company concluded its WACC and terminal growth rates were approximately 10% and 3%, respectively. With all other assumptions remaining constant, to the extent that either the WACC increases by 1.0% the terminal growth rate decreases by 0.5%, proceeding to step 2 of the impairment analysis, as indicated in ASC Topic 350, Intangibles - Goodwill and Other, would be necessary.

As a result of the quantitative analysis, where the fair value was computed, it was calculated that the fair value of the Company's reporting unit exceeded its carrying value by approximately 8.5%. The Company will continue to monitor the actual results of its operations against its long-term plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting unit where the goodwill resides. Based on the discounted cash flow valuation at October 1, 2015, a 1% increase in the WACC, terminal growth rate decrease by 0.5%, shortfall against budgeted revenue and gross profit in excess of 2% or changes in other significant variables in the future could potentially result in impairment of goodwill.

The Company also considers current market capitalization compared to the sum of the estimated fair values of its business in conjunction with each impairment assessment. As part of this consideration, management recognizes that the Company's market capitalization may not be an accurate representation of its fair value for the following reasons:

•	The long term horizon of the valuation process versus a short term valuation using current market conditions; and

•	Control premiums reflected in the reporting unit fair values but not in the Company's stock price.

As of the October 1, 2015 valuation date, the fair value of our reporting unit was approximately $157.0 million, which was derived using the income approach and our market capitalization. Since this amount was greater than carrying value, management concluded that the recorded goodwill is not impaired.

Further, there were no qualitative events or indicators through December 31, 2015 that management believes would call into question the analysis as of October 1, 2015. To the extent that there is volatility in the Company's stock price, a significant economic downturn, further reduction in scrap prices, further reduction in the Canadian exchange rate, variation in vehicle accident rates, change in state or federal laws, significant increases in vehicle procurement costs or changes in other variables that can materially impact its business, the Company may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

Note 13. Enterprise-Wide Disclosures
Operating segments are defined in ASC Topic 280, Segment Reporting, as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are its Chief Executive Officer and Chief Operating Officer. Since the IPO, the Company operates and internally manages a single operating segment, Automotive Recycling, as this is the only discrete financial information that is regularly reviewed by the chief operating decision makers.
Geographic Areas
Net revenues and long-lived assets (property and equipment), split geographically by our country of domicile, for the year ended December 31, 2015 are summarized in the following table. Net revenue set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

(In thousands)	2015
Net revenues:
United States	$55,926
Canada	13,020
Total	$68,946

Long-lived assets:
United States	$8,762
Canada	2,847
Total	$11,609

Note 14. Unaudited Quarterly Financial Data

Set forth below are the unaudited quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except share and per share amounts).

2015	March 31	June 30	September 30	December 31
Total revenues	$—	$11,471	$27,275	$30,200
Cost of goods sold	—	10,008	20,584	22,967
Gross profit	—	1,463	6,691	7,233
Operating loss	(2,629)	(7,552)	(11,519)	(9,143)
Net loss	$(2,629)	$(3,974)	$(6,548)	$(12,891)
Basic and diluted loss per common share	$(1.02)	$(0.33)	$(0.33)	$(0.66)
Weighted-average basic shares outstanding	2,570	11,389	19,475	19,642

2014	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating loss	—	(628)	(2,169)	(1,950)
Net loss	$—	$(627)	$(2,169)	$(1,951)
Basic and diluted loss per common share	$—	$(0.29)	$(0.98)	$(0.83)
Weighted-average basic shares outstanding	1,801	2,191	2,215	2,338

Note 15. Subsequent Events

On March 30, 2016, the Company entered into an amended and restated senior secured credit facility with BMO Harris Bank N.A., effective December 31, 2015, to make certain changes to existing covenant thresholds and definitions. See Note 4 for a discussion of the amended and restated credit facility.

Report of Independent Registered Public Accounting Firm
The Shareholders
The Beagell Group
Binghamton, New York
We have audited the accompanying combined balance sheets of the Beagell Group (entities under common control as described in Note 1) as of May 18, 2015 and December 31, 2014 and the related combined statements of operations, shareholders’ equity, and cash flows for the period ended May 18, 2015 and the year ended December 31, 2014. These combined financial statements are the responsibility of the Beagell Group’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Beagell Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Beagell Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Beagell Group at May 18, 2015 and December 31, 2014, and the results of its operations and its cash flows for the period ended May 18, 2015 and the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Beagell Group was acquired by an unrelated party.

/s/BDO USA LLP

Chicago, Illinois
April 14, 2016

Beagell Group
COMBINED BALANCE SHEET

	May 18, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,165,076	$2,769,876
Accounts receivable, net of allowance	1,323,089	1,188,214
Inventories	6,622,467	6,736,469
Prepaid expenses and other current assets	203,214	99,402
Related party receivables	—	333,270
Total current assets	10,313,846	11,127,231
PROPERTY AND EQUIPMENT
Land	1,564,293	731,959
Land improvements	731,959	187,183
Buildings	187,183	1,564,293
Vehicles	1,862,591	2,136,646
Machinery and equipment	5,241,986	5,177,043
Building improvements	973,179	973,179
Office furniture and fixtures	301,391	323,712
Accumulated depreciation	(6,853,903)	(6,993,860)
Property and equipment, net	4,008,679	4,100,155
OTHER NON-CURRENT ASSETS
Cash surrender value of life insurance policies	—	593,671
Goodwill	180,000	180,000
Total other non-current assets	180,000	773,671
TOTAL ASSETS	$14,502,525	$16,001,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$714,141	$480,949
Accrued expenses and other current liabilities	703,036	1,009,147
Deferred warranty revenue – current	267,568	410,673
Current portion of long-term debt	68,196	68,196
Total current liabilities	1,752,941	1,968,965
NON-CURRENT LIABILITIES
Deferred warranty revenue - long-term	10,878	10,656
Long-term debt, net of current portion	36,086	62,118
Reserve for uncertain tax positions	2,055,055	1,969,055
Total non-current liabilities	2,102,019	2,041,829
Total liabilities	3,854,960	4,010,794
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value	—	—
Additional paid-in capital	748,493	748,493
Retained earnings	7,409,543	8,971,722
Total Beagell Group shareholders’ equity	8,158,036	9,720,215
Noncontrolling interest	2,489,529	2,270,048
Total shareholders’ equity	10,647,565	11,990,263
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,502,525	$16,001,057
The accompanying notes to the combined financial statements are an integral part of these statements.

Beagell Group
COMBINED STATEMENTS OF OPERATIONS

	Period from January 1, 2015 to May 18, 2015	Year Ended December 31, 2014
Net revenues	11,107,071	30,597,756
Cost of goods sold	7,395,359	19,896,923
Gross profit	3,711,712	10,700,833
Operating expenses	3,183,803	8,307,750
Income from operations	527,909	2,393,083
Other income, net	63,695	297,082
Income before income tax expense	591,604	2,690,165
Income tax expense	75,402	447,694
Net income	516,202	2,242,471
Net income attributable to noncontrolling interest	279,481	625,470
NET INCOME ATTRIBUTABLE TO BEAGELL GROUP	236,721	1,617,001
The accompanying notes to the combined financial statements are an integral part of these statements.

Beagell Group
COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Retained Earnings	Non- Controlling	Total shareholders equity
	Shares	Amount
Balance at January 1, 2014	3,412	$—	$727,973	$8,578,003	$2,340,578	$11,646,554
Net income	—	—	—	1,617,001	625,470	2,242,471
Shareholder contributions	12	—	20,520	—	—	20,520
Shareholder distributions	—	—	—	(1,223,282)	(696,000)	(1,919,282)
Balance at December 31, 2014	3,424	$—	$748,493	$8,971,722	$2,270,048	$11,990,263
Net income	—	—	—	236,721	279,481	516,202
Shareholder distributions	—	—	—	(1,798,900)	(60,000)	(1,858,900)
Balance at May 18, 2015	3,424	$—	$748,493	$7,409,543	$2,489,529	$10,647,565
The accompanying notes to the combined financial statements are an integral part of these statements.

Beagell Group
COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Year Ended December 31, 2014
Cash flows from operating activities
Net income	$516,202	$2,242,471
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	277,183	853,358
Provision for uncertain tax positions	86,000	(325,841)
Gain on disposal of property and equipment	(61,658)	417,542
Change in assets and liabilities
Accounts receivable	(134,875)	53,268
Inventories	114,002	(890,997)
Prepaid expenses and other current assets	(103,812)	(8,413)
Account payable	233,192	147,398
Accrued expenses and other liabilities	(306,112)	187,457
Deferred warranty revenue	(142,884)	238,746
Net cash provided by operating activities	477,238	2,914,989
Cash flows from investing activities
Proceeds from disposal of property and equipment	160,643	454,804
Liquidation of (premium payments on) life insurance policies	593,671	(55,512)
Payments received (made) on related party receivables	333,270	(38,870)
Capital expenditures	(284,690)	(328,553)
Net cash provided by investing activities	802,894	31,869
Cash flows from financing activities
Payments of debt	(26,032)	(133,957)
Proceeds from debt	—	135,997
Shareholder contributions	—	20,520
Shareholder distributions	(1,858,900)	(1,919,282)
Net cash used in financing activities	(1,884,932)	(1,896,722)
(Decrease) increase in cash and cash equivalents	(604,800)	1,050,136
Cash and cash equivalents, beginning of period	2,769,876	1,719,740
Cash and cash equivalents, end of period	$2,165,076	$2,769,876
Supplemental cash flow disclosures
Cash paid for income taxes	$4,773	$32,371
The accompanying notes to the combined financial statements are an integral part of these statements.

Beagell Group
NOTES TO FINANCIAL STATEMENTS
(in thousands except per share data)
Note 1. Nature of Operations

The Beagell Group ("Beagell") includes three commonly-controlled companies: Don’s Automotive Mall, Inc. (“Don’s”), Gary’s U-Pull It, Inc. (“Gary’s”) and Horseheads Automotive Recycling, Inc. (“Horseheads”). Beagell’s primary business is auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. Beagell purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, Beagell inventories and then either a) dismantles the vehicles and sells the recycled components at its full-service facilities or b) allows retail customers to directly dismantle, recover and purchase recycled parts at its self-service facilities. In addition, Beagell purchases recycled OEM and related products from third parties for resale and distribution to its customers. Beagell’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. Beagell also generates a portion of revenue from the sale of scrap of the unusable parts and materials and from the sale of extended warranties.

Don’s sells recycled OEM products through its two full-service dismantling and distribution facilities located in Binghamton, New York and Pennsburg, Pennsylvania. Gary’s and Horseheads sell recycled OEM products through their self-service facilities in Binghamton and Elmira, New York, respectively. Each of the three commonly-controlled companies is a New York corporation.
On May 19, 2015, all three commonly-controlled companies were purchased by Fenix Parts Inc. for an approximate purchase price of $34.5 million, subject to certain other adjustments. The Lessors (as defined below) were not purchased, but the owners of the Lessors entered into lease agreements with Fenix Parts, Inc. for certain properties on which Beagell conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
These combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances between Beagell's three entities have been eliminated in combination. The combined Beagell represents a single reportable segment.

The combined financial statements include the accounts of D&B Holdings, LLC and BBHC, LLC - the lessors of the premises from which Don’s operates, Beagell Properties, LLC - the lessor of the premises from which Gary’s operates, and Don’s Independent Salvage Company, LLC - the lessor of the premises from which Horseheads operates (collectively, “the Lessors”). Each of the Lessors are substantially owned by Beagell’s shareholders. Beagell has determined that each of the Lessors are variable interest entities because the holders of the equity investment at risk in these entities do not have the obligation to absorb their expected losses or receive their residual returns. Furthermore, Beagell has determined that it is the primary beneficiary of each Lessor because Beagell has the power to direct the activities that most significantly impact the Lessors’ economic performance, namely the operation and maintenance of the significant assets of the Lessors. Accordingly, and pursuant to consolidation requirements under GAAP, Beagell consolidates the Lessors. All intercompany transactions are eliminated in consolidation. All of the Lessors operating results are attributable to the noncontrolling interests in Beagell’s combined statements of operations and all of their shareholders’ equity is reported separately from Beagell’s shareholders’ equity in Beagell’s combined balance sheet and combined statements of shareholders’ equity.

Use of Estimates
The preparation of Beagell’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Beagell includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents.

Revenue Recognition
Beagell recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items returned to the original invoice amounts and dates. Beagell uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate from Beagell’s historical experience, there could be an impact on its operating results in the period of occurrence. Beagell has recorded a reserve for estimated returns, discounts and allowances of approximately $116 and $99 at May 18, 2015 and December 31, 2014, respectively, within accrued expenses and other current liabilities.

Beagell presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as a current liability on the combined balance sheet until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $189 and $351 for the period ending May 18, 2015 and for the year ended December 31, 2014, respectively

Cost of Goods Sold
Cost of goods sold primarily includes a) amounts paid for the purchase of vehicles, scrap, parts for resale and related products, b) related auction, storage and towing fees, and c) other costs of procurement and dismantling, primarily labor and overhead allocable to dismantling operations.

Operating Expenses
Operating expenses are primarily comprised of a) salaries and benefits of employees that are not related to the procurement and dismantling of vehicles, b) facility costs such as rent, utilities, insurance, repairs and taxes not allocated to dismantling operations, c) selling and marketing costs, d) costs to distribute Beagell’s products and scrap and e) other general and administrative costs.

Leases
The Beagell Group leases dismantling, distribution and warehouse facilities, and office space for corporate administrative purposes under operating leases. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial possession, Beagell records minimum rent expense on a straight-line basis over the terms of the leases in operating expenses and cost of good sold.
Concentrations
Financial instruments that potentially subject Beagell to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with several major financial institutions. Beagell maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. Beagell has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up Beagell’s customer base. Beagell controls credit risk through credit approvals, credit limits and monitoring procedures.

Beagell primarily obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. For 2015 and 2014, substantially all of the vehicles purchased by Beagell for dismantling were acquired at auctions run by two salvage auto auction companies.

Revenue derived from one of Beagell's customers accounted for 14% of combined revenues for the year ended December 31, 2014. No customer accounted for 10% or more of combined revenues for the period ended May 18, 2015.

Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, Beagell extends credit to customers after a review of each customer’s credit history. Beagell recorded a reserve for uncollectible accounts of approximately $58 and $12 as of May 18, 2015 and December 31, 2014, respectively. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories
Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap. Inventory costs are established based upon the price Beagell pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvaged parts and scrap is determined using the average cost of sales percentage at Beagell and applying that percentage to Beagell’s inventory at expected selling prices. The average cost to sales percentage is derived from Beagell’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources. With respect to self-service inventories, costs are established by calculating the average sales price per vehicle, including its scrap value and part value, applied to the total vehicles on-hand.

All inventory is recorded at the lower of cost or market value. The market value of Beagell's inventory is determined based on the nature of the inventory and anticipated demand. If actual demand differs from its earlier estimates, reductions to inventory carrying value would be necessary in the period such determination is made.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation expense is calculated using the straight-line method over the estimated useful lives. Depreciation expense totaled approximately $277 and $853 for the period ended May 18, 2015 and for the year ended December 31, 2014, respectively. Approximately $1,467 and $1,426 of property and equipment, net of accumulated depreciation, was held by the Lessors as of May 18, 2015 and December 31, 2014, respectively.

Estimated useful lives are as follows:

Land improvements	15 years
Buildings	39 years
Vehicles	5 years
Machinery and equipment	3-10 years
Building improvements	10-15 years or term of lease, if shorter
Office furniture and fixtures	7 years

Beagell evaluates the recoverability of the carrying amount of property and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. If the carrying value is greater than the undiscounted cash flows, impairments, if any, are reported at the lower of cost or fair value.

Cash Surrender Value of Life Insurance Policies
Beagell pays the premiums for whole life insurance policies for certain shareholders and key employees. If Beagell is the named beneficiary on the policy, it records the premium payments as expenses offset by the increase in cash surrender value of the related policy. If Beagell is not the named beneficiary, the premiums are recorded as related party receivables until recouped from the shareholder or employee. Beagell had cash surrender value balance of approximately $0 and $594, and related party receivables of approximately $0 and $333 as of May 18, 2015 and December 31, 2014, respectively. The related party receivables have no stated repayment provisions.

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Beagell is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, Beagell proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If Beagell determines through the impairment process that goodwill has been impaired, Beagell will record the impairment charge in its results of operations. Beagell has elected to perform its annual evaluation of impairment as of December 31. There were no impairment charges related to goodwill during the period ended May 18, 2015 and for the year ended December 31, 2014.

Income Taxes
Each of the three commonly-controlled companies has elected to operate under Subchapter S of the Internal Revenue Code. Accordingly, the shareholders report their share of Beagell’s federal and most state’s taxable income or loss on their respective individual income tax returns. The Lessors are taxed as partnerships and therefore no provision for federal and state corporate taxes are recorded for the Lessors.

Beagell recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. Beagell follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Beagell considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Beagell’s policy is to include interest and penalties associated with income tax obligations in income tax expense.

Advertising
For the period ended May 18, 2015 and the year ended December 31, 2014, advertising and marketing expense amounted to approximately $152 and $395, respectively. Advertising costs are charged to expense as incurred.

Fair Value Measurements
Fair value of financial assets and liabilities are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). Beagell is required to classify fair value measurements in one of the following categories:

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

Beagell’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, Beagell has no assets or liabilities that require recurring fair value measurements. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

Beagell’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which is a level 1 input, and approximates fair value due to the short-term maturity of these instruments. Beagell’s debt is carried at cost, which is a level 2 input, and approximates fair value due to its variable interest rates, which are consistent with the interest rates in the market.

Beagell may be required, on a non-recurring basis, to adjust the carrying value of Beagell’s property and equipment and goodwill. When necessary, these valuations are determined by Beagell using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment for the period ended May 18, 2015 or the year ended December 31, 2014.

Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity , which amends FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements , and FASB ASC Topic 360, Property, Plant, and Equipment . This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. Beagell adopted this standard effective January 1, 2015. Adoption did not have a material impact on Beagell’s consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which Beagell expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. Beagell is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 which amends ASC Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for Beagell's fiscal year ended December 31, 2016. Beagell does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of VIEs, and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. Beagell is currently evaluating the impact of adopting the new standard.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Beagell is currently evaluating the impact of adopting the new standard.

In September 2015, the FASB issued Accounting Standards Update ("ASC") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Beagell is currently evaluating the impact of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While Beagell is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, it expects that upon adoption will recognize ROU assets and lease liabilities and that the amounts could be material.

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassifications have no impact on net income, cash flows, total assets or shareholders equity as previously reported.

Note 3. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

(in thousands)	May 18, 2015	December 31, 2014
Accrued salaries and employee benefits	$316	$616
Reserve for returns and discounts	116	99
Accrued legal fees	—	136
Sales taxes payable	41	19
Other liabilities	230	139
	$703	$1,009

Note 4. Debt

In December 2014, Beagell entered into a 2-year non-interest bearing loan, secured by the underlying equipment. Additionally, Beagell has two other loans secured by certain equipment purchased with the related proceeds. These loans do not bear interest and are not subject to any financial covenants. Outstanding balances were approximately $104 and $130 at May 18, 2015 and December 31, 2014, respectively. The aggregate annual future principal payments as of May 18, 2015 are approximately $68 in 2015 and $36 in 2016.

Beagell has a line of credit with a financial institution which provides for a maximum borrowing of $500, of which no amounts were outstanding as of May 18, 2015 and December 31, 2014. Interest on borrowings is to be calculated at 0.5% above the prime rate, which was 3.25% at May 18, 2015 and December 31, 2014, respectively.

Beagell has a letter of credit facility with a financial institution in the amount of $30 at May 18, 2015 and December 31, 2014. The letter of credit supports an insurance policy.

Note 5. Commitments and Contingencies

Operating Lease
Beagell was obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. Through mid-2014, the facilities were owned by certain shareholders of Beagell, at which time they were contributed at minimal value to one of the Lessors . Rental expense for the operating lease was approximately $0 for the period ended May 18, 2015 and $72 for the year ended December 31, 2014.

Environmental and Related Contingencies
Beagell is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Beagell currently expects that the resolution of any potential contingencies arising from compliance with these laws and regulations will not materially affect Beagell’s financial position, results of operations or cash flows.

Note 6. Income Taxes

Each of Beagell’s commonly-controlled entities described in Note 2 have elected to operate under Subchapter S of the Internal Revenue Code. Beagell’s primary uncertain tax position arises from uncertainties regarding the continued qualifications of one of the entities for that Subchapter S election. It is reasonably possible that the amount of benefits from this uncertain tax position will significantly increase or decrease in the next twelve months; however, no estimate of the range of the amount of the increase of decrease can be readily made.

A reconciliation of the beginning and ending amount of reserves for uncertain tax positions is as follows:

(in thousands)	Period Ended May 18, 2015	Year Ended December 31, 2014
Beginning balance	$1,596	$1,199
Additions for tax positions of prior years	62	397
Ending balance	$1,658	$1,596

In addition to the uncertain tax positions included in the table above, Beagell has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by Beagell’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $20 and $24 for the period ended May 18, 2015 and the year ended December 31, 2014, respectively. Beagell had accumulated interest and penalties of approximately $397 and $377 as of May 18, 2015 and December 31, 2014, respectively, which are included in the reserve for uncertain tax positions on the combined balance sheet.

Beagell is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. Beagell is not currently subject to any audits or examinations.

Note 7. Employee Benefit Plans

Beagell provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan were approximately $36 and $430 for the period ended May 18, 2015 and the year ended December 31, 2014, respectively.

Note 8. Common Stock

The capital structure of the combined entities as of December 31, 2014 and May 18, 2015, is as follows:

	Common shares, no par value		Additional paid-in capital
(In thousands, except for share data)	Authorized	Issued
Don’s	5,000	1,200	$524
Gary’s	3,000	2,104	184
Horsehead’s	200	120	40
			$748

Note 9. Subsequent Events

On May 19, 2015, Beagell was acquired by Fenix Parts, Inc. ("Fenix"). On this date, Fenix completed an initial public offering of its common stock, which was contingent on the closing of the acquisition of Beagell and other auto recycling entities.

Report of Independent Registered Public Accounting Firm
The Shareholders
Standard
Toronto, Ontario
We have audited the accompanying combined balance sheets of Standard (entities under common control as described in Note 1) as of May 18, 2015 and December 31, 2014 and the related combined statements of operations, shareholders’ equity, and cash flows for the period ended May 18, 2015 and the year ended December 31, 2014. These combined financial statements are the responsibility of Standard’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. Standard is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Standard’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Standard at May 18, 2015 and December 31, 2014, and the results of its operations and its cash flows for the period ended May 18, 2015 and the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, Standard was acquired by an unrelated party.

/s/ BDO USA LLP

Chicago, Illinois
April 14, 2016

Standard
COMBINED BALANCE SHEET

	May 18, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,387,889	$1,354,155
Accounts receivable, net of allowance	1,124,080	930,903
Inventories	10,999,530	11,090,360
Prepaid expenses and other current assets	200,157	291,782
Related party receivables	253,478	255,698
Total current assets	13,965,134	13,922,898
PROPERTY AND EQUIPMENT
Land and improvements	1,277,208	1,316,143
Buildings and improvements	4,072,225	4,264,174
Office equipment	1,372,903	1,393,020
Vehicles, trailers and yard equipment	5,907,197	6,056,322
Accumulated depreciation	(5,425,001)	(5,340,370)
Property and equipment, net	7,204,532	7,689,289
OTHER NON-CURRENT ASSETS
Goodwill	351,618	363,373
Other non-current assets	32,922	33,394
Total non-current assets	384,540	396,767
TOTAL ASSETS	$21,554,206	$22,008,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$237,255	$563,045
Accrued expenses and other current liabilities	1,838,470	1,187,723
Deferred warranty revenue	181,377	179,832
Related party payables	2,348,577	2,409,277
Total current liabilities	4,605,679	4,339,877
DEFERRED INCOME TAXES	561,829	732,385
DEFERRED WARRANTY REVENUE, NET OF CURRENT PORTION	170,349	176,610
RESERVE FOR UNCERTAIN TAX POSITIONS	526,875	458,425
Total liabilities	5,864,732	5,707,297
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value	—	—
Additional paid-in capital	5,058,040	5,058,040
Retained earnings	10,411,847	10,641,250
Accumulated other comprehensive loss	(440,882)	(75,129)
Total Standard shareholders’ equity	15,029,005	15,624,161
Noncontrolling interest	660,469	677,496
Total shareholders’ equity	15,689,474	16,301,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,554,206	$22,008,954
The accompanying notes to the combined financial statements are an integral part of these statements.

Standard
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Period from January 1, 2015 to May 18, 2015	Year Ended December 31, 2014
Net revenues	$8,914,348	$31,126,456
Cost of goods sold	5,995,959	19,717,339
Gross profit	2,918,389	11,409,117
Operating expenses	3,385,020	9,524,510
(Loss) income from operations	(466,631)	1,884,607
Other income, net	301,533	842,509
(Loss) income before income tax expense	(165,098)	2,727,116
Income tax provision	79,409	683,683
Net (loss) income	(244,507)	2,043,433
Net (loss) income attributable to noncontrolling interest	(15,104)	107,282
Net (loss) income attributable to Standard	(229,403)	1,936,151
Net (loss) income	(244,507)	2,043,433
Foreign currency translation adjustments, net of tax	(365,753)	(982,425)
Net comprehensive (loss) income	(610,260)	1,061,008
Net comprehensive (loss) income attributable to noncontrolling interest	(17,027)	104,595
Net comprehensive (loss) income attributable to Standard	(593,233)	956,413

The accompanying notes to the combined financial statements are an integral part of these statements.

Standard
COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total shareholders equity (deficit)
	Shares	Amount
Balance at January 1, 2014	10,500	$—	$5,058,040	$8,950,774	$904,609	$572,901	$15,486,324
Net income	—	—	—	1,936,151	—	107,282	2,043,433
Shareholder distributions	—	—	—	(245,675)	—	—	(245,675)
Foreign currency translation adjustments	—	—	—	—	(979,738)	(2,687)	(982,425)
Balance at December 31, 2014	10,500	$—	$5,058,040	$10,641,250	$(75,129)	$677,496	$16,301,657
Net income	—	—	—	(229,403)	—	(15,104)	(244,507)
Foreign currency translation adjustments	—	—	—	—	(365,753)	(1,923)	(367,676)
Balance at May 18, 2015	10,500	—	5,058,040	10,411,847	(440,882)	660,469	15,689,474

The accompanying notes to the combined financial statements are an integral part of these statements.

Standard
COMBINED STATEMENTS OF CASH FLOWS

	Period from January 1, 2015 to May 18, 2015	Year Ended December 31, 2014
Cash flows from operating activities
Net (loss) income	$(244,507)	$2,043,433
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	302,325	682,263
Deferred income tax benefit	(193,890)	(325,789)
Provision for uncertain tax positions	68,966	(235,888)
Insurance proceeds	150,307	1,505,371
Gain on fire	(51,364)	(758,481)
Loss on disposal of property and equipment	15,139	—
Change in assets and liabilities
Accounts receivable	(216,359)	402,620
Inventories	(11,578)	(2,173,347)
Prepaid expenses and other current assets	(431,517)	29,306
Accounts payable	(306,189)	38,864
Accrued expenses and other current liabilities	342,584	1,058,278
Net cash (used in) provided by operating activities	(576,083)	2,266,630
Cash flows from investing activities
Capital expenditures	(119,425)	(3,274,519)
Insurance Proceeds	108,959	1,091,262
Other	61,659	—
Net cash provided by (used in) investing activities	51,193	(2,183,257)
Cash flows from financing activities
Shareholder distribution	—	(245,675)
Net cash used in financing activities	—	(245,675)
Effect of foreign exchange fluctuations on cash and cash equivalents	558,624	(385,155)
Net increase in cash and cash equivalents	33,734	(547,458)
Cash and cash equivalents, beginning of period	1,354,155	1,901,613
Cash and cash equivalents, end of period	$1,387,889	$1,354,155
Supplemental cash flow disclosure
Cash paid for income taxes	$9,098	$657,513
The accompanying notes to the condensed combined financial statements are an integral part of these statements.

Standard
NOTES TO COMBINED FINANCIAL STATEMENTS
(in thousands except per share data)

Note 1. Nature of Operations

Standard ("Standard Auto") includes four commonly-controlled companies: Standard Auto Wreckers, Inc. (“Standard Auto Wreckers”), End of Life Vehicles Inc. (“End of Life Vehicles”), Goldy Metals (Ottawa) Incorporated (“Goldy Metals Ottawa”) and Goldy Metals Incorporated (“Goldy Metals Toronto”). Standard Auto’s primary business is auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lights and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. Standard Auto purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, Standard Auto inventories and then a) dismantles the vehicles and sells the recycled components at its full-service facilities or b) allows retail customers to directly dismantle, recover and purchase recycled parts at its self-service facilities. In addition, Standard Auto purchases recycled OEM parts and related products from third parties for resale and distribution to its customers. Standard Auto’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. Standard Auto also generates a portion of revenue from the sale as scrap of the unusable parts and materials and from the sale of extended warranty contracts.

Standard Auto Wreckers is incorporated in New York, End of Life Vehicles, Goldy Metals Ottawa and Goldy Metals Toronto all operate in Canada and are incorporated in the Province of Ontario. Collectively, Standard Auto has three full-service dismantling and distribution facilities located in Niagara Falls, New York; Scarborough, Ontario; and Ottawa, Ontario. The Ottawa facility runs a self-service operation adjacent to its full-service operations and Goldy Metals Toronto has a second self-service operation in Scarborough, Ontario. End of Life Vehicles is a website based solution for individuals to arrange for an environmentally responsible disposal of their vehicle.

On May 19, 2015, all four commonly-controlled companies were purchased by Fenix Parts Inc. (“Fenix”) for an approximate purchase price of $49.9 million, subject to working capital and other adjustments. The acquisition did not include the capital stock of Dalana Realty, Inc. (“Dalana Realty”), Standard Auto Wreckers (Port Hope), Inc. (“Port Hope”), or Standard Auto Wreckers (Cornwall) Inc. (“Cornwall”), which was formed by one of Standard Auto shareholders in 2013 to acquire property in Cornwall, Ontario to allow for future expansion. The owners of these entities, who also owned Standard prior to the acquisition by Fenix, entered into lease agreements with Fenix for certain properties on which Fenix conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Preparation

These combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and balances between Standard Auto's four entities have been eliminated in combination. The combined Company represents a single reportable segment.

The combined financial statements include the accounts of Dalana Realty, the lessor of the premises from which Standard Auto operates. Dalana Realty and Standard Auto share common ownership. In April 2014, Port Hope, an Ontario corporation, was formed by one of Standard Auto’s shareholders to hold new property to be used as a full-service dismantling and distribution facility in Port Hope, Ontario, to replace the Goldy Metals Toronto’s full-service operations in Scarborough which were not restarted after a fire at the facility in March 2014. The combined financial statements also include the accounts of Port Hope.

Standard Auto has determined Dalana Realty and Port Hope are variable interest entities (“VIEs”) because the holders of the equity investment at risk do not have the obligation to absorb its expected losses or receive its residual returns. Furthermore, Standard Auto has determined it is the primary beneficiary of the VIEs because Standard Auto has the power to direct the activities that most significantly impact Dalana Realty’s and Port Hope’s economic performance. Standard Auto consolidates Dalana Realty and Port Hope. All intercompany transactions are eliminated in combination, and the VIE’s operating results are attributable to the noncontrolling interest in Standard Auto’s combined statements of operations and all of its shareholder’s equity is reported separately from Standard Auto’s shareholders’ equity in Standard Auto’s combined balance sheets and statements of shareholders’ equity.

Use of Estimates
The preparation of Standard Auto’s combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Standard Auto includes cash and investments having an original maturity of three months or less at the time of acquisition in cash and cash equivalents.

Foreign Currency
The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Canadian financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014, were $5 and $2, respectively, and are included in operating expenses on the combined statements of operations.

Revenue Recognition
Standard Auto recognizes revenue from the sale of vehicle replacement products and scrap when they are shipped or picked up by the customers and ownership has transferred, subject to an allowance for estimated returns and discounts that management estimates based upon historical information. Management analyzes historical returns (often pursuant to standard warranties on the sold products) and allowances activity by comparing the items to the original invoice amounts and dates. Standard Auto uses this information to project future returns and allowances on products sold. If actual returns and allowances deviate significantly from Standard Auto’s historical experience, there could be an impact on its operating results in the period of occurrence. Standard Auto has recorded a reserve for estimated returns and discounts of approximately $179 and $85 at May 18, 2015 and December 31, 2014, respectively, within accrued expenses and other current liabilities.

Standard Auto presents taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on the combined statements of operations and are shown as current liabilities on the combined balance sheets until remitted. Revenue also includes amounts billed to customers for shipping and handling.

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $98 and $412 for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014, respectively.

Net revenues of approximately $7,336 and $26,914 were reported by Standard Auto’s Canadian entities for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014, respectively.

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

Concentrations
Financial instruments that potentially subject Standard Auto to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of cash and cash equivalents are maintained with several major financial institutions. Standard Auto maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. Standard Auto has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up Standard Auto’s customer base. Standard Auto controls credit risk through tough credit approvals, credit limits and monitoring procedures.

Standard Auto obtains its recycled OEM and related products from damaged, totaled or low value vehicles purchased at salvage auto auctions. For 2015 and 2014, substantially all of the vehicles purchased by Standard Auto for dismantling were acquired at auctions run by two salvage auto auction companies.

No customer accounted for 10% or more of combined revenues for either the period ended May 18, 2015 or year ended December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, Standard Auto extends credit to customers after a review of each customer’s credit history. Standard Auto recorded a reserve for uncollectible accounts of approximately $178 and $113 at May 18, 2015 and December 31, 2014, respectively. The reserve is based upon management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of accounts receivable previously written off are recorded when received.

Inventories
Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap. Inventory costs are established based upon the price Standard Auto pays for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling vehicles. After dismantling, the cost assigned to the salvage parts and scrap is determined using the average cost to sales percentage at Standard Auto and applying that percentage to Standard Auto’s inventory at expected selling prices. The average cost to sales percentage is derived from Standard Auto’s historical vehicle profitability for salvage vehicles purchased at auction or procured from other sources.

All inventory is recorded at the lower of cost or market value. The market value of Standard Auto's inventory is determined based on the nature of the inventory and anticipated demand. If actual demand differs from its earlier estimates, reductions to inventory carrying value would be necessary in the period such determination is made.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the useful life of an asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss thereon is recognized. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives. Depreciation and amortization expense totaled approximately $302 and $682 for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014, respectively. Approximately $2,365 and $2,370 of property and equipment, net of accumulated depreciation and amortization, was held by Dalana Realty and Port Hope as of May 18, 2015 and December 31, 2014, respectively. Approximately $6,878 of property and equipment, net of accumulated depreciation and amortization, was held by Standard Auto’s Canadian entities as of May 18, 2015 and December 31, 2014.

Estimated useful lives are as follows:

Buildings	39 years
Building and Land improvements	10-15 years
Office equipment	3 - 10 years
Vehicles, trailers and yard equipment	5 - 10 years

Standard Auto evaluates the recoverability of the carrying amount of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on an analysis of undiscounted cash flows. There were no events or changes in the periods presented.

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Standard Auto is required to perform an annual impairment review, and more frequently under certain circumstances. Under the qualitative goodwill impairment assessment standard, management evaluates whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is determined that it is more likely than not, Standard Auto proceeds with the next step of the impairment test, which compares the fair value of the reporting unit to its carrying value. If Standard Auto determines through the impairment process that goodwill has been impaired, Standard Auto will record the impairment charge in its results of operations. Standard Auto has elected to perform its annual evaluation of impairment as of October 1st. There were no impairment charges related to goodwill during the period ended May 18, 2015 and for the year ended December 31, 2014.

Related Party
Standard Auto has defined, for financial reporting purposes, a "Related Party" as any (a) person who is or was (since the beginning of the last fiscal year for which Fenix Parts, Inc. filed its S-1, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Fenix Parts, Inc.'s common stock, or (c) immediate family member of any of the foregoing.

See Note 6 for transactions between Standard Auto and related parties.

Income taxes
Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Standard Auto evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include historical cumulative losses, the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in Standard Auto’s effective tax rate on future earnings.

Standard Auto recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. Standard Auto follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Standard Auto considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Standard Auto policy is to include interest and penalties associated with income tax obligations in income tax expense.

Advertising
For the period ended May 18, 2015 and the year ended December 31, 2014, advertising and marketing expense amounted to approximately $128 and $399, respectively. Advertising costs are charged to expense as incurred.

Fair Value Measurements
Fair value of financial assets and liabilities are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). Standard Auto is required to classify fair value measurements in one of the following categories:

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

Standard Auto’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis; however, Standard Auto has no assets or liabilities that require recurring fair value measurements. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

Standard Auto’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which is a level 1 input, and approximates fair value due to the short-term maturity of these instruments. Standard Auto’s debt and related party receivables are carried at cost, which is a level 2 input, and approximates fair value due to its variable interest rates, which are consistent with the interest rates in the market.

Standard Auto may be required, on a non-recurring basis, to adjust the carrying value of its property and equipment or goodwill. When necessary, these valuations may be determined by Standard Auto using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. There have been no indicators of impairment for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014.

Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity , which amends FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements , and FASB ASC Topic 360, Property, Plant, and Equipment . This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014. Standard Auto adopted this standard effective January 1, 2015. Adoption did not have a material impact on Standard Auto’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3 which amends ASC Topic 835, Interest, to require presentation of certain debt issuance costs as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. Standard Auto early adopted this ASU in fiscal 2015 and it did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 which amends ASC 740, Income Taxes, to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Standard Auto early adopted this ASU for the period ended December 31, 2015. All deferred income taxes are recorded as noncurrent as of December 31, 2014 and 2015.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which Standard Auto expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The new standard allows for either full retrospective or modified retrospective adoption. Standard Auto is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 which amends ASC Topic 205, Presentation of Financial Statements, to describe management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for Standard Auto's fiscal year ended December 31, 2016. Standard Auto does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the evaluation of VIEs, and affects the consolidation analysis of reporting entities involved with VIEs. This guidance for public entities is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. Standard Auto is currently evaluating the impact of adopting the new standard.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value. This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Standard Auto is currently evaluating the impact of adopting the new standard.

In September 2015, the FASB issued ASC No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Standard Auto is currently evaluating the impact of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While Standard Auto is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, it expects that upon adoption will recognize ROU assets and lease liabilities and that the amounts could be material.

Note 3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 18, 2015	December 31, 2014
Accrued salaries and employee costs	$132	$141
Reserve for returns and discounts	179	85
Income taxes payable	631	443
Other liabilities	896	519
	$1,838	$1,188

Note 4. Commitments and Contingencies

Leases
Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $24 and $65 for the period from January 1, 2015 to May 18, 2015 and the year ended December 31, 2014, respectively.

Litigation and Related Contingencies
Standard Auto is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Standard Auto currently expects that the resolution of any other contingencies arising from compliance with these laws and regulations will not materially affect its combined financial position, results of operations or cash flows.

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

Note 5. Income Taxes

The provision (benefit) for income taxes consists of the following components (in thousands):

	Period Ended May 18, 2015	Year ended December 31, 2014
Current:
United States	$133	$473
Foreign	140	537
Total current	273	1,010
Deferred:
United States	(103)	(353)
Foreign	(91)	27
Total deferred	(194)	(326)
Income tax expense	$79	$684

Income taxes have been based on the following components of income (loss) before provision for income taxes (in thousands):

	Period Ended May 18, 2015	Year ended December 31, 2014
Domestic	$9	$(313)
Foreign	(174)	3,040
Income before income taxes	$(165)	$2,727

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Period Ended May 18, 2015	Year ended December 31, 2014
Provision at the U.S. federal statutory rate	34%	34%
State taxes, net of state credits and federal tax impact	4%	0%
Impact on foreign tax rates	9%	(8)%
Changes in uncertain tax positions	0%	11%
Other, net	1%	(12)%
Effective tax rate	48%	25%

The significant components of Standard Auto's deferred tax assets and liabilities are as follows (in thousands):

	May 18, 2015	December 31, 2014
Deferred tax assets
Accrued expenses and reserves	$46	$55
Goodwill	—	257
Net operating loss carryforwards	—	157
State tax credits	30	33
Total deferred tax assets	76	502
Deferred tax liabilities
Inventories	(589)	(612)
Property and equipment	(49)	(158)
Other	—	(464)
Total deferred tax liabilities	(638)	(1,234)
Net deferred tax liability	$(562)	$(732)

There are net operating loss carryforwards for foreign jurisdictions which result in tax benefits of approximately $0 and $592 at May 18, 2015 and December 31, 2014, respectively. The net operating loss carryforwards expire by 2033, while most tax credit carryforwards have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, management believes that it is more than likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not year been provided. While management expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	May 18, 2015	December 31, 2014
Beginning balance	$141	$142
Additions for tax positions of prior years	4	(1)
Ending balance	$145	$141

Standard Auto's uncertain tax positions include positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reflected in Standard Auto's deferred income tax liabilities. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $65 and $135 for the period of January 1, 2015 to May 18, 2015 and for the year ended December 31, 2014, respectively. Standard Auto had accumulated interest and penalties of approximately $382 and $317 as of May 18, 2015 and December 31, 2014, respectively, which are included in the reserve for uncertain tax positions on the combined balance sheets.

Standard Auto is no longer subject to examination in Standard Auto's primary tax jurisdictions for tax years through 2011. Standard Auto is not currently subject to any audits or examinations. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Note 6. Related-Party Transactions

Standard Auto had related party payables of approximately $2,349 and $2,409 at May 18, 2015 and December 31, 2014, respectively. These amounts are due to Goldy Metals Holdings, Inc., the majority owner of Dalana Realty, for funds advanced to Dalana Realty and Port Hope for working capital needs, are payable on demand and bear no interest.

Standard Auto had related-party receivables of approximately $253 and $256 at May 18, 2015 and December 31, 2014, respectively. At May 18, 2015, this amount consists of a loan receivable from Goldy Metals Holdings, Inc. of approximately $105, a loan receivable of approximately $101 from 1321 Erie Rd., a related party through common ownership, and certain advances to shareholders and other related entities of approximately $47. At December 31, 2015, this amount consists of a loan receivable from Goldy Metals Holdings, Inc. of approximately $109, a loan receivable of approximately $104 from 1321 Erie Rd., a related party through common ownership, and certain advances to shareholders and other related entities of approximately $43. These receivables represent advances from Standard Auto to pay various operating expenses of the related parties and are due on demand. None of the receivables bears interest, with the exception of the 1321 Erie Road note which has a fixed rate of 2.5% per annum.

Standard Auto leases one of its Goldy Metals Toronto facilities from a shareholder on a month-to-month basis. Rent is paid at the rate of approximately $6 per month and no amounts were payable at either May 18, 2015 or December 31, 2014.

Note 7. Fire at Toronto Facility

On March 3, 2014, a fire occurred at the Goldy Metals Toronto facility located in Scarborough, Ontario. The fire destroyed the dismantling facility and a substantial portion of the location’s inventory. Standard Auto received approximately $2,597 in insurance proceeds in and recognized a $758 gain within other income in the year ended December 31, 2014 as a result of the settlement of lost inventory, damaged buildings and other miscellaneous items from the fire.

For the period of January 1, 2015 to May 18, 2015, Standard Auto did not incur any additional charges but received insurance recoveries of approximately $259, which was recognized as income when received. As of March 30, 2016, Standard Auto is in process of completing the insurance claim. At this time, Standard Auto is uncertain if it will receive any additional recoveries from the insurance company and expects the amount of any such recoveries to be insignificant.

Note 8. Common Stock

The capital structure of the combined entities as of May 18, 2015 and December 31, 2014, was as follows:

	Common shares, no par value		Additional paid-in capital
(In thousands, except for share data)	Authorized	Issued
Standard Auto Wreckers	1,000	200	$1,427
End of Life Vehicles	unlimited	200	—
Goldy Metals Ottawa	unlimited	100	249
Goldy Metals Toronto	unlimited	10,000	3,382
			$5,058

Note 9. Subsequent Events

On May 19, 2015, Standard was acquired by Fenix Parts, Inc. ("Fenix"). On this date, Fenix completed an initial public offering of its common stock, which was contingent on the closing of the acquisition of Standard and other auto recycling entities.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. This information is intended to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to (A) our lack of (i) accounting personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, (ii) procedures to prepare and for management to review account reconciliations and other analyses on a timely and systematic basis to appropriately document and support the recording of financial information, including purchase accounting entries, and (iii) thorough review of significant contracts for key accounting ramifications, as well as (B) undue reliance on the findings and conclusions of third-party specialists without an appropriate level of internal review, and (C) limited segregation of duties and access rights controls over information systems at Subsidiaries without compensating corporate procedures and controls. Some of these weaknesses were previously described in our final prospectus dated May 14, 2015, and in our previously filed quarterly reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015.

We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock, and have subsequently acquired the Subsequent Acquisitions. Since becoming a publicly-traded company, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting Efforts to date include implementing steps to establish a company-wide system of uniform account classifications and commencing a plan to migrate all operations to common information systems. However, this is a significant task and an integral part of our integration plan for acquired businesses. The integration is still in progress and is likely to require substantial resources at significant cost over an extended period of time to complete.

Internal Controls over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter, we have supplemented our previous control deficiencies as noted above.

ITEM 9B – OTHER INFORMATION

None

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth under the captions “Election of Directors”, "Corporate Governance", “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy Statement related to the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference.

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers, and directors, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code is available free of charge to any person as described in Item 1 under the heading “Available Information.” The Code is also available on our website at www.fenixparts.com.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this Item will be set forth under the captions “Executive Compensation” and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2015, under which our securities were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining for future issuance under equity compensation plan excluding securities listed in column (a)
Equity compensation plans approved by security holders (1)	1,746,297	$9.02	847,967

(1)	Includes Common Shares of Fenix Parts, Inc. authorized for awards under Fenix Part's Amended and Restated 2014 Incentive Stock Plan.
(2)	The number shown is the number of shares that, as of December 31, 2015, may be issued upon exercise of 1,596,297 outstanding options and vesting of 150,000 restricted stock units.
(3)	Weighted-average exercise price of outstanding stock options (excludes restricted stock units, which vest at no cost to participants).
Further information required by this Item will be set forth in our definitive Proxy Statement and is incorporated by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement and is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in our definitive Proxy Statement and is incorporated by reference.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

Report of Independent Registered Public Accounting Firm

                         Fenix Parts, Inc.
    Consolidated Balance Sheets as of December 31, 2015 and 2014
    Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2015 and 2014
    Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2015 and 2014
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
    Notes to the Consolidated Financial Statements

Beagell Group (Designated Accounting Co-Predecessor)
    Combined Balance Sheets as of May 18, 2015 and December 31, 2014
Combined Statements of Operations for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Combined Statements of Shareholders' Equity for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Notes to the Consolidated Financial Statements

Standard Group (Designated Accounting Co-Predecessor)
    Combined Balance Sheets as of May 18, 2015 and December 31, 2014
Combined Statements of Operations for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Combined Statements of Shareholders' Equity for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Combined Statements of Cash Flows for the Period from January 1, 2015 to May 18, 2015 and the Year Ended December 31, 2014
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-203296	3.2	4/8/2015

3.2	Amended and Restated Bylaws					X

4.1	Certificate of Incorporation of Fenix Parts Canada, Inc.	S-1	333-203296	4.2	4/8/2015

4.2	Form of Registration Rights Agreement among the stockholders of each US Founding Company (other than Standard Auto Wreckers, Inc.) and Fenix	S-1	333-203296	4.3	4/8/2015

4.3	Form of Registration Rights Agreement among Fenix, Goldy Metals Incorporated and Goldy Metals (Ottaw) Incorporated	S-1	333-203296	4.4	4/8/2015

4.4	Registration Rights Agreement among Fenix and the persons named therein	S-1/A	333-203296	4.5	5/7/2015

10.1#	Form of Indemnification Agreement between Fenix and each of its directors and officers	S-1	333-203296	10.1	4/8/2015

10.2#	Amended and Restated 2014 Incentive Stock Plan					X

10.3#	Form of Incentive Stock Option Agreement under 2014 Stock Plan					X

10.4#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan					X

10.5#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan for Article 5.11, Director Annual Option Grants					X

10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Plan, Director Annual Option Grants					X

10.7#	Form of Restricted Stock Unit Award					X

10.8#	Director Compensation Policy					X

10.9#	Offer Letter and noncompetition agreement dated November 3, 2014 with W. Kent Robertson, Chief Executive Officer of Fenix	S-1	333-203296	10.4	4/8/2015

10.10#	Offer Letter and noncompetition agreement dated November 3, 2014 with Scott Pettit, Chief Financial Officer of Fenix	S-1	333-203296	10.5	4/8/2015

10.11#	Form of Employment Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and David Gold, Executive Vice President of Fenix	S-1	333-203296	Exhibit C to 10.16	4/08/2015

10.12#	Form of employment side letter dated between Fenix and David Gold	S-1	333-203296	10.7	4/08/2015

10.13	Employment offer letter to Arthur Golden dated July 9, 2015	8-K	001-37382	10.1	7/9/2015

10.14	Combination Agreement dated as of August 27, 2014 among Fenix, Donald Beagell, Jr., Cynthia Howard, Gregory Beagell, Michael Colsten and Don’s Automotive Mall, Inc.	S-1	333-203296	10.8	4/08/2015

10.15	Combination Agreement dated as of August 11, 2014 among Fenix, Mark Eiss, John Eiss, Timothy Eiss and Eiss Brothers, Inc.	S-1	333-203296	10.9	4/08/2015

10.16	Combination Agreement dated as of August 26, 2014 among Fenix, Gary A. Beagell, Linda Beagell, Steve Barkwell and Gary’s U-Pull It, Inc.	S-1	333-203296	10.10	4/08/2015

10.17	Combination Agreement dated as of August 14, 2014 among Fenix, Brian Shell, Jason Finley, Adam Mervis, Mervis 2006, LLC, Michael Stanley and Green Oak Investments LLC dba GO Auto Recycling	S-1	333-203296	10.11	4/08/2015

10.18	Combination Agreement dated as of August 27, 2014 among Fenix, Bonita Beagell, Cynthia Howard, Gregory Beagell, Randy Howard, Michael Colsten, Leatrice Colsten, Darcy Beagell, Jessica Phillips and Horseheads Automotive Recycling, Inc.	S-1	333-203296	10.12	4/08/2015

10.19	Combination Agreement dated as of September 30, 2014 among Fenix, Larry Brown, Stephen Brown and Jerry Brown, Ltd.	S-1	333-203296	10.13	4/08/2015

10.20	Combination Agreement dated as of August 18, 2014 among Fenix, John J. Brennan and Leesville Auto Wreckers, Inc.	S-1	333-203296	10.14	4/08/2015

10.21	Combination Agreement dated as of September 24, 2014 among Fenix, David A. Gold, Kenneth L. Gold, Goldy Metals Incorporated, Goldy Metals Holdings Inc. and Standard Auto Wreckers, Inc.	S-1	333-203296	10.15	4/08/2015

10.22	Amended and Restated Combination Agreement dated as of November 10, 2014 among Fenix, Fenix Parts Canada, Inc., David A. Gold, Kenneth L. Gold, Goldy Metals Incorporated, End of Life Vehicles Inc., Goldy Metals (Ottawa) Incorporated and 2434861 Ontario Inc.	S-1	333-203296	10.16	4/08/2015

10.23	Form of Exchange Agreement between Fenix and Fenix Parts Canada, Inc.	S-1	333-203296	Exhibit I to 10.16	4/08/2015

10.24	Form of Voting and Exchange Trust Agreement among Fenix, Fenix Parts Canada, Inc. and as Trustee	S-1	333-203296	Exhibit A to Exhibit I to 10.16	4/08/2015

10.25	Form of Lease Agreement between Don’s Automotive Mall, Inc., a subsidiary of Fenix, and D & B Holdings, LLC, for Fenix’s facility located at 216 Colesville Road, Binghamton, New York	S-1	333-203296	Exhibit I-1 to 10.8	4/08/2015

10.26	Form of Lease Agreement between Gary’s U-Pull It, Inc., a subsidiary of Fenix, and Beagell Properties, LLC for Fenix’s facility located at 13 Barlow Road, Binghamton, New York	S-1	333-203296	Exhibit G-2 to 10.10	4/08/2015

10.27
Form of Lease Agreement between Green Oak Investments LLC dba GO Auto Recycling, a subsidiary of Fenix, and New Kings LLC, 2014, for Fenix’s facility located at 12270 New Kings Road, Jacksonville, Florida
		S-1	333-203296	Exhibit F to 10.11	4/08/2015

10.28	Form of Lease Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and Dalana Realty, Inc., for Fenix’s facility located at 3800 Highland Avenue, Niagara Falls, New York	S-1	333-203296	Exhibit A to 10.15	4/08/2015

10.29	Form of Lease Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and Goldy Metals (Ottawa) Incorporated, for Fenix’s facility located at 5402 Old Richmond Road, Ottawa, Ontario	S-1	333-203296	Exhibit H-2 to 10.16	4/08/2015

10.3
Form of Lease Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and Standard Auto Wreckers (Cornwall), Inc. for Fenix’s facility located at 4345 Northfield Road, Ottawa (Cornwall), Ontario
		S-1	333-203296	Exhibit H-1 to 10.16	4/08/2015

10.31	Form of Lease Agreement between Don’s Automotive Mall, Inc., a subsidiary of Fenix, and BBHC, LLC, for Fenix’s facility located at 1245 Sleepy Hollow Road, Pennsburg, Pennsylvania	S-1	333-203296	Exhibit I-2 to 10.8	4/08/2015

10.32	Form of Lease Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and Standard Auto Wreckers (Port Hope) Inc., for Fenix’s facility located at 260 Peter Street, Port Hope, Ontario	S-1	333-203296	Exhibit H-4 to 10.16	4/08/2015

10.33
Form of Lease Agreement between Jerry Brown, Ltd., a subsidiary of Fenix, and JBAP Properties, LLC, SBLB Properties, LLC and SBLB Properties II, LLC., for Fenix’s facility located at 26 Lower Warren Street, Queensbury, New York
		S-1	333-203296	Exhibit G to 10.13	4/08/2015

10.34	Form of Lease Agreement between Fenix and Loki-Lot I, LLC, for Fenix’s facility located at 391 E. Inman Avenue, Rahway, New Jersey	S-1	333-203296	Exhibit G-2 to 10.14	4/08/2015

10.35	Form of Lease Agreement between Fenix and PPP Group, LLC, for Fenix’s facility located at 63 Adele Street, Rahway, New Jersey	S-1	333-203296	Exhibit G-4 to 10.14	4/08/2015

10.36	Form of Lease Agreement between Fenix and Loki-Lot II, LLC, for Fenix’s facility located at 20 Leesville Avenue, Rahway (Avenel), New Jersey	S-1	333-203296	Exhibit G-3 to 10.14	4/08/2015

10.37	Form of Lease Agreement between Fenix and Gin-Jac, Inc., for Fenix’s facility located at 186 Leesville Avenue, Rahway (Avenel), New Jersey	S-1	333-203296	Exhibit G-1 to 10.14	4/08/2015

10.38	Form of Lease Agreement between Eiss Brothers, Inc., a subsidiary of Fenix, and Mark Eiss, John Eiss and Tim Eiss, for Fenix’s facility located at 28250 St. Rte. 37, Watertown, New York	S-1	333-203296	Exhibit G to 10.9	4/08/2015

10.39	Form of Lease Agreement between Gary’s U-Pull It, Inc., a subsidiary of Fenix, and Beagell Properties, LLC, for Fenix’s facility located at 230-246 Colesville Road, Binghamton, New York	S-1	333-203296	Exhibit G-1 to 10.10	4/08/2015

10.40
Form of Lease Agreement between Horseheads Automotive Recycling, Inc., a subsidiary of Fenix, and Don’s Independent Salvage Company, LLC, for Fenix’s facility located at 1592 Sears Road, Elmira, New York
		S-1	333-203296	See Exhibit F to 10.12	4/08/2015

10.41
Form of Lease Agreement between Fenix Parts Canada, Inc., a subsidiary of Fenix, and Kenneth L. Gold and Goldy Metals Incorporated, for Fenix’s facility located at 1216 Sewells Road, Scarborough, Ontario
		S-1	333-203296	Exhibit H-3 to 10.16	4/08/2015

10.42	First Amendment dated as of March 4, 2015, to Combination Agreement dated as of August 27, 2014 among Fenix, Donald Beagell, Jr., Cynthia Howard, Gregory Beagell, Michael Colsten and Don’s Automotive Mall, Inc.	S-1	333-203296	10.36	4/08/2015

10.43	First Amendment dated as of March 5, 2015, to Combination Agreement dated as of August 11, 2014 among Fenix, Mark Eiss, John Eiss, Timothy Eiss and Eiss Brothers, Inc.	S-1	333-203296	10.37	4/08/2015

10.44	First Amendment dated as of March 6, 2015, to Combination Agreement dated as of August 26, 2014 among Fenix, Gary A. Beagell, Linda Beagell, Steve Barkwell and Gary’s U-Pull It, Inc.	S-1	333-203296	10.38	4/08/2015

10.45	First Amendment dated as of February 26, 2015, to Combination Agreement dated as of August 14, 2014 among Fenix, Brian Shell, Jason Finley, Adam Mervis, Mervis 2006, LLC, Michael Stanley and Green Oak Investments LLC dba GO Auto Recycling	S-1	333-203296	10.39	4/08/2015

10.46	First Amendment dated as of March 4, 2015, to Combination Agreement dated as of August 27, 2014 among Fenix, Bonita Beagell, Cynthia Howard, Gregory Beagell, Randy Howard, Michael Colsten, Leatrice Colsten, Darcy Beagell, Jessica Phillips and Horseheads Automotive Recycling, Inc.	S-1	333-203296	10.40	4/08/2015

10.47	First Amendment dated as of March 13, 2015, to Combination Agreement dated as of September 30, 2014 among Fenix, Larry Brown, Stephen Brown and Jerry Brown, Ltd.	S-1	333-203296	10.41	4/08/2015

10.48	First Amendment dated as of February 26, 2015, to Combination Agreement dated as of August 18, 2014 among Fenix, John J. Brennan and Leesville Auto Wreckers, Inc.	S-1	333-203296	10.42	4/08/2015

10.49	First Amendment dated as of February 26, 2015, to Combination Agreement dated as of September 24, 2014 among Fenix, David A. Gold, Kenneth L. Gold, Goldy Metals Incorporated, Goldy Metals Holdings Inc. and Standard Auto Wreckers Inc.	S-1	333-203296	10.43	4/08/2015

10.50	First Amendment dated as of February 26, 2015, to Amended and Restated Combination Agreement dated as of November 10, 2014 among Fenix, Fenix Parts Canada, Inc., David A. Gold, Kenneth L. Gold, Goldy Metals Incorporated, End of Life Vehicles Inc., Goldy Metals (Ottawa) Incorporated and 2434861 Ontario Inc.	S-1	333-203296	10.44	4/08/2015

10.51	Lease Agreement dated March 1, 2015 between W&D Leasing, LLC and Don’s Automotive Mall, Inc. for Fenix’s transfer hub located at 650 Conklin Road, Conklin, New York	S-1/A	333-203296	10.45	4/23/2015

10.52	Sublease dated April 22, 2015 between Bio-Medical Applications of Illinois, Inc. and Fenix for Fenix’s office located at One Westbrook Corporate Center, Westchester, Illinois	S-1/A	333-203296	10.46	4/23/2015

10.53	Form of Escrow Agreement among Fenix Parts Canada, Inc., Goldy Metal Incorporated and CST Trust Company	S-1	333-203296	Exhibit B to Exhibit 10.16	4/08/2015

10.54	Stock Purchase Agreement dated August 14, 2015 by and among Fenix and Ocean County Auto Wreckers, Inc., and Anthony Zaccaro, Joseph Zaccaro, Cosmo Zaccaro, Jr., Jean Ann Cochran, Dolores Morrison and Gerald Gambino	8-K	001-37382	10.1	8/19/2015

10.55	Stock Purchase Agreement dated October 7, 2015 by and between Fenix and Brent R. Butler	8-K	001-37382	2.1	10/08/2015

10.56	Stock Purchase Agreement dated October 9, 2015 by and between Fenix and Michael Guarglia, Joseph Guarglia, Jr. and Joseph Guarglia, Sr.	8-K	001-37382	2.1	10/13/2015

10.57
Amended and Restated Multicurrency Credit Agreement dated effective as of December 31, 2015 Fenix, Fenix Parts Canada, Inc., and their subsidiaries as guarantors, BMO Harris Bank N.A., as administrative agent, lender and letter of credit issuer, Bank of Montreal as lender and letter of credit issuer, and the other lenders from time to time party thereto
X

21.1	List of subsidiaries of Fenix	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FENIX PARTS, INC.
Date: April 14, 2016                     By: /s/ Kent Robertson

Kent Robertson
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Robertson	President, Chief Executive Officer and Director	April 14, 2016
Kent Robertson	(Principal Executive Officer)

/s/ Scott Pettit	Chief Financial Officer	April 14, 2016
Scott Pettit	(Principal Financial and Accounting Officer)

/s/ Gary Beagell	Director	April 14, 2016
Gary Beagell

/s/ Steve Dayton	Director	April 14, 2016
Steve Dayton

/s/ J. Michael McFall	Director	April 14, 2016
J. Michael McFall

/s/ Seth Myones	Director	April 14, 2016
Seth Myones

/s/ Thomas O’Brien	Director	April 14, 2016
Thomas O’Brien

/s/ Clayton K. Trier	Director	April 14, 2016
Clayton K. Trier