Form 10-Q
period 2016-03-31
Fenix Parts, Inc.
filed 2016-06-29
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 28, 2016, the registrant had issued and outstanding an aggregate of 19,957,009 shares of Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Fenix Parts Inc.’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

FENIX PARTS, INC.
FORM 10-Q

PART I -	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,222,000	$2,827,000
Accounts receivable, net of allowance	7,390,000	6,834,000
Inventories	35,205,000	38,892,000
Prepaid expenses and other current assets	675,000	545,000
Total current assets	45,492,000	49,098,000
Property and equipment	13,556,000	13,103,000
Accumulated depreciation and amortization	(2,050,000)	(1,494,000)
Property and equipment, net	11,506,000	11,609,000
Goodwill	37,819,000	76,812,000
Intangible assets, net	35,104,000	33,786,000
Indemnification receivables	2,990,000	5,078,000
Other non-current assets	1,285,000	1,285,000
TOTAL ASSETS	$134,196,000	$177,668,000

LIABILITIES
Current liabilities:
Accounts payable	$3,903,000	$3,456,000
Accrued expenses	4,635,000	2,847,000
Contingent consideration liabilities - current	9,046,000	9,345,000
Other current liabilities	3,521,000	2,851,000
Total current liabilities	21,105,000	18,499,000
Deferred warranty revenue, net of current portion	274,000	227,000
Long-term related party obligations, net of current portion	2,668,000	2,071,000
Long-term debt under credit facility, net of current portion	19,923,000	19,645,000
Contingent consideration liabilities, net of current portion	4,387,000	6,085,000
Deferred income tax liabilities	10,685,000	15,624,000
Reserve for uncertain tax positions	3,503,000	5,733,000
Total non-current liabilities	41,440,000	49,385,000
TOTAL LIABILITIES	62,545,000	67,884,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,937,575 and 19,926,868 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	20,000	20,000
Additional paid-in capital	137,656,000	136,398,000
Accumulated other comprehensive loss	(2,621,000)	(4,247,000)
Accumulated deficit	(71,804,000)	(30,787,000)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	63,251,000	101,384,000
Noncontrolling interest	8,400,000	8,400,000
Total shareholders’ equity	71,651,000	109,784,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,196,000	$177,668,000

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2016	2015
Net revenues	$32,795,000	$—
Cost of goods sold	18,329,000	—
Gross profit	14,466,000	—
Selling, general and administrative expenses	12,364,000	46,000
Outside service and professional fees	2,185,000	2,452,000
Depreciation and amortization	1,207,000	—
Change in fair value of contingent consideration liabilities	(2,505,000)	—
Change in indemnification receivable	2,089,000	—
Goodwill impairment	43,300,000	—
Operating loss	(44,174,000)	(2,498,000)

Interest expense	(255,000)	—
Other income (expense), net	92,000	(131,000)
Loss before income tax benefit	(44,337,000)	(2,629,000)
Benefit for income taxes	3,320,000	—
Net loss	(41,017,000)	(2,629,000)
Foreign currency translation adjustment	1,626,000	—
Net comprehensive loss	$(39,391,000)	$(2,629,000)
Loss per share available to common shareholders
Basic & Diluted	$(1.97)	$(1.02)
Shares used in computing earnings per share
Basic & Diluted	19,664,000	2,567,000
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2015	19,927,000	$20,000	$136,398,000	$(4,247,000)	$(30,787,000)	$8,400,000	$109,784,000
Leesville retention bonus	—	—	541,000	—	—	—	541,000
Share based awards	11,000	—	717,000	—	—	—	717,000
Foreign currency translation adjustment	—	—	—	1,626,000	—	—	1,626,000
Net loss	—	—	—	—	(41,017,000)	—	(41,017,000)
Balance at March 31, 2016	19,938,000	$20,000	$137,656,000	$(2,621,000)	$(71,804,000)	$8,400,000	$71,651,000
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(41,017,000)	$(2,629,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,471,000	—
Share-based compensation expense	1,258,000	—
Non-cash rent expense	235,000	—
Deferred income taxes	(3,101,000)	—
Reversal of reserves for uncertain tax positions	(2,231,000)	—
Reduction in indemnification asset	2,089,000	—
Amortization of inventory fair value mark up	885,000	—
Change in estimate of retail inventory	(1,301,000)
Retrospective inventory opening balance sheet adjustment	(2,063,000)	—
Change in fair value of contingent consideration liabilities	(2,505,000)	—
Goodwill impairment	43,300,000	—
Change in assets and liabilities
Accounts receivable	(585,000)	—
Inventories	(892,000)	—
Prepaid expenses and other current assets	(126,000)	(385,000)
Accounts payable	425,000	(459,000)
Accrued expenses	2,374,000	1,348,000
Other current liabilities	885,000	—
Net cash used in operating activities	(899,000)	(2,125,000)
Cash flows from investing activities
Capital expenditures	(233,000)	—
Net cash used in investing activities	(233,000)	—
Cash flows from financing activities
Proceeds from other issuances of common stock	—	1,821,000
Borrowings on revolving credit line	500,000	—
Net cash provided by financing activities	500,000	1,821,000
Effect of foreign exchange fluctuations on cash and cash equivalents	27,000	—
Decrease in cash and cash equivalents	(605,000)	(304,000)
Cash and cash equivalents, beginning of period	2,827,000	453,000
Cash and cash equivalents, end of period	$2,222,000	$149,000
Supplemental cash flow disclosures:
Cash paid for interest	$271,000	$—
Non-cash activities:
Additional purchase consideration included in other current liabilities	$394,000	$—
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Description of Business
Fenix Parts, Inc. and subsidiaries (the “Company” or “Fenix”) are in the business of auto recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled products. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, and from the sale of extended warranty contracts.

Liquidity and Financial Condition
Since its inception in January 2014, Fenix’s primary sources of ongoing liquidity are cash flows from operations, cash provided by bank borrowings, proceeds from private stock sales, and the $101.3 million in net proceeds from the initial public offering (“IPO”) of common stock completed in May 2015. The Company has incurred operating losses since its inception and expects to continue to report operating losses for the foreseeable future as it integrates the subsidiaries it has acquired following the IPO (see Note 3 below) and amortizes asset write-ups and intangibles assets established at acquisition. Fenix may never become profitable if it cannot successfully integrate the acquired operations. During the year ended December 31, 2015, the Company recorded a net loss of $26.0 million and cash used in operating activities was $15.8 million. For the three months ended March 31, 2016, the Company recorded a net loss of $41.0 million, which includes an impairment of goodwill of $43.3 million (see Note 10 below). As of March 31, 2016, Fenix had an accumulated deficit of $71.8 million.

Effective December 31, 2015, the Company entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A. (the “Amended Credit Facility” or “Credit Facility”) (see Note 4 below for further details) which replaced the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). Effective March 31, 2016, the Company entered into a first amendment to the Amended Credit Facility. The Company’s previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. As of March 31, 2016, the Company had working capital of $24.4 million, including cash and cash equivalents of $2.2 million, owed $21.3 million under the Credit Facility (consisting of a term loan with a balance of $9.6 million and a revolving credit facility with a balance of $11.7 million), and had $6.4 million outstanding standby letters of credit under the Amended Credit Facility.  At March 31, 2016, the Company had approximately $1.9 million in available U.S. Dollar borrowings and $2.9 million in available Canadian Dollar borrowings that can be drawn in under its revolving line of credit after considering the applicable financial covenants and restrictions in the Amended Credit Facility. The term of the revolving credit facility and the term loan is five years from the date of the Original Credit Facility, expiring on May 19, 2020. While Fenix has been successful in securing financing to provide adequate funding for working capital purposes, compliance with the financial covenants and restrictions in the Amended Credit Facility is measured quarterly and determines the amount of additional available credit, if any, that will be available in the future. There is no assurance that management will be successful in integrating the business in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or implement its growth strategy. The Company’s failure to execute on this strategy and generate positive cash flow may have a material adverse effect on its business, results of operations and financial position.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto as of and for the year ended December 31, 2015. The Company continues to follow the accounting policies set forth in those consolidated financial statements. Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2016 and the results of its operations and cash flows for the periods ended March 31, 2016 and 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. The consolidated Company represents a single operating segment.

The unaudited condensed consolidated financial statements included herein reflect only Fenix’s operations and financial position before the IPO and concurrent acquisitions of eleven founding companies, which are referred to in these notes as the “Founding Companies,” on May 19, 2015. The operations of the Founding Companies and subsequently acquired companies are reflected in the consolidated statements of operations from their respective dates of acquisitions. The Company sometimes refers to the Founding Companies and subsequently acquired companies in these notes as the “Subsidiaries.”

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. The condensed consolidated balance sheets summarize the following: Property and equipment; Other current assets include off market lease payments and other non-current assets; Other current liabilities include the sales return reserve, current portion of deferred warranty revenue, deferred rent, current portion of long-term debt, current portion of related party long-term debt and the current portion of non-substantive related party consulting fees; Long-term related party obligations, net of current portion include the long-term portion of non-substantive related party consulting fees and amounts due to related parties, net of current portion and long-term related party debt, net of current portion. The reclassifications have no impact on net income, cash flows, total assets or shareholders’ equity as previously reported.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated ASU changes the accounting for certain aspects of share-based payment awards to employees and requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and the timing of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption of the amendment in the update is permitted. While the Company is currently evaluating the effect this standard will have on its consolidated financial statements and timing of adoption, we expect that upon adoption, the Company will recognize ROU assets and lease liabilities and that amounts could be material.

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the accounting for adjustments made to provisional amounts recognized in business combinations. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted ASU 2015-16 effective January 1, 2016, resulting in the recognition of adjustments to goodwill as described in Note 3.

Note 3. Acquisitions

2015 Acquired Companies
On May 19, 2015, Fenix closed on combinations with the eleven Founding Companies and subsequently acquired three companies, all of which are engaged in the business of automobile recycling. Of the total purchase consideration of $154,857,000, $111,145,000 was paid in cash, $35,400,000 represents stock consideration issued in the acquisitions and potentially issuable under contingent consideration agreements and $8,362,000 represents discounted cash payments to be made up to 15 years after the acquisitions. The total purchase consideration includes $394,000 of additional consideration accrued during the three months ended March 31, 2016, as part of working capital true-ups and other contractual adjustments to the purchase consideration which increased the goodwill previously reported.

The table below summarizes the approximate fair values of the aggregate assets acquired and liabilities assumed at the respective dates of acquisitions, and incorporates the provisional adjustments in measurement since they were previously reported at December 31, 2015 through March 31, 2016. These preliminary estimates and assumptions are subject to additional changes during the purchase price measurement period and could change materially as the Company finalizes the valuations of these assets and liabilities.

		Opening Balance Sheet as Previously Reported	Adjustments During the Three Months Ended March 31, 2016	Adjusted Opening Balance Sheet
Cash and other current assets		$8,666,000	$—	$8,666,000
Inventories	(i)	47,794,000	(7,260,000)	40,534,000
Property and equipment	(ii)	13,235,000	—	13,235,000
Other non-current assets	(iii)	5,271,000	—	5,271,000
Intangible assets	(iv)	37,396,000	1,620,000	39,016,000
Current liabilities		(7,572,000)	—	(7,572,000)
Reserve for uncertain tax positions		(5,760,000)	—	(5,760,000)
Deferred income taxes, net	(v)	(24,168,000)	2,386,000	(21,782,000)
Non-current liabilities		(422,000)	—	(422,000)
Total net identifiable assets acquired		74,440,000	(3,254,000)	71,186,000
Goodwill		80,023,000	3,648,000	83,671,000
Total net assets acquired		$154,463,000	$394,000	$154,857,000

During the three months ended March 31, 2016, the Company reduced the aggregate estimated value of the acquired inventories by $7.3 million to reflect the most recent historical information available regarding excess and unsaleable parts acquired as well as sales discounts given to sell certain acquired parts. This inventory adjustment resulted in a $1.6 million increase in intangible assets (customer relationships), a $2.4 million reduction in deferred income taxes and a $3.3 million increase in goodwill. In accordance with ASU No. 2015-16, as discussed in Note 2 above, the adjustment also resulted in a reduced charge to cost of goods sold during the three months ended March 31, 2016 of approximately $3.4 million consisting of $2.1 million for the opening inventory mark up to fair value (see (i) below) and approximately $1.3 million, related to the lower value of acquired inventories sold between the respective acquisition dates and December 31, 2015. The $2.1 million adjustment to the opening inventory markup had a related $0.8 million deferred tax liability. The $2.1 million and the $0.8 million were previously recorded through the prior period operations and were adjusted through the operations for the three months ended March 31, 2016 within the cost of goods sold and the tax benefit line items respectively.

Included in the fair value allocation reflected in the table above are the various valuations described below which are primarily based on Level 3 inputs:

(i)
Inventory was marked up to 90% of its estimated selling price representing the inventory’s fair market valuation, with selling costs and related profit margin estimated at all companies to be 10%. This fair value adjustment to inventory, after a reduction of approximately $2.1 million for the opening balance sheet adjustment described above, totaled approximately $8.0 million, of which approximately $7.5 million had been amortized through March 31, 2016 as the acquired inventory was expected to be sold within six to nine months.

(ii)
Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment was determined based on historical experience using such assets, and varies from 1-6 years depending on the acquired company and nature of the assets. All property and equipment is being depreciated using the straight-line method.

(iii)
The Company may recover amounts from the former owners of certain of the acquired companies if the Company is required to make certain income tax or other payments as defined in the relevant acquisition agreements after the acquisition. In the case of the Founding Companies, the Company’s right to these tax related indemnifications is generally subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition and a survival period of three years from the date of their acquisition. During the three months ended March 31, 2016, the Company reversed approximately $2.1 million of indemnification receivables through a charge in the accompanying consolidated statement of operations, as the statute of limitations expired on the tax-related indemnity as discussed further in Note 9 below.

(iv)	The table below summarizes the aggregate gross intangible assets recorded:

Trade names	$6,122,000
Customer relationships	31,218,000
Covenants not to compete	1,676,000
Total	$39,016,000
Amortization expense for intangible assets was $864,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

(v)
The Company recorded deferred income taxes relating to the difference between financial reporting and tax basis of assets and liabilities acquired in the acquisitions in nontaxable transactions. The Company also eliminated historical deferred income taxes of the companies acquired in taxable transactions.

Pro Forma Results
The following table shows the combined pro forma net revenues and net loss of the Company as if all acquisitions of its Subsidiaries had occurred on January 1, 2015:

	Three Months Ended March 31,
	2016	2015
Net revenues	$32,795,000	$31,388,000
Net loss	$(41,017,000)	$(2,840,000)

Pro forma combined net revenues consisted of:

	Three Months Ended March 31,
	2016	2015
Recycled OE parts and related products	$28,835,000	$27,319,000
Other ancillary products (scrap)	3,960,000	4,069,000
Total	$32,795,000	$31,388,000

Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales between acquired companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the post-acquisition periods.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same manner as reported in the accompanying condensed consolidated financial statements and is not adjusted back to January 1, 2015, as it does not have a continuing impact on the Company. As a result, pro forma gross profit and net income in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Significant adjustments to expenses include eliminating the effects of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the acquired companies, compensation related to certain bonuses paid to owners and employees and related income tax effects.

Note 4. Bank Credit Facility

Amended and Restated Credit Facility
On March 30, 2016, the Company entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A (the “Amended Credit Facility” or “Credit Facility”), effective as of December 31, 2015, which replaced the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Credit Facility consists of $25.0 million as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian Dollar revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million has been drawn as a term loan as part of the IPO. The Company has the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving credit facility by up to an aggregate of $20.0 million. Proceeds of the credit facility can be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The term of the revolving credit facility and the term loan facility is five years from the date of the Original Credit Facility with each expiring on May 19, 2020. The Amended Credit Facility and the first amendment were determined to be a modification under ASC 470-50 of the Original Credit Facility that was entered into at the time of the IPO. The Amended Credit Facility and the first amendment, dated June 27, 2016, and effective as of March 31, 2016, contain substantially the same terms as the Original Credit Facility, except for adjustments to covenants going forward which are discussed below.

As of December 31, 2015 and March 31, 2016, respectively, there were $5.9 million and $6.4 million in letters of credit outstanding, related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and the Company’s property and casualty insurance program. As of March 31, 2016, the Company had approximately $1.9 million in available U.S. Dollar borrowings and $2.9 million in available Canadian Dollar borrowings that can be drawn under the revolving line of credit after considering the applicable financial covenants and restrictions in the agreement as described further below. Compliance with the financial covenants and restrictions is measured quarterly and determines the amount of additional credit, if any, that will be available.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its domestic subsidiaries, which also guaranty the borrowings. In addition, the Company pledged all of the stock in its U.S. Subsidiaries as security and 66% of the stock of its direct Canadian Subsidiary, Fenix Canada (other than its exchangeable preferred shares).

The Company’s U.S. Dollar borrowings under the Amended Credit Facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “base rate”, “Eurodollar rate” or “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is based on the Company’s Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after December 31, 2015 on U.S. borrowings under the Amended Credit Facility is 3.75% on LIBOR loans and 2.75% on base rate loans. The borrowings were subject to interest rates ranging from 3.87% - 3.89% at March 31, 2016.

The Canadian Dollar borrowings under the credit facility bear interest at fluctuating rates determined quarterly, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Amended Credit Facility. The Canadian Prime Rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is based on the Company’s Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after December 31, 2015 on Canadian borrowings under the Credit Facility is 2.75% on base rate loans.

The Credit Facility contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of the Company’s affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.
The Credit Facility contains several financial covenants, which have been restated, with which the Company must comply on a quarterly or annual basis, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all indebtedness (a) for borrowed money, (b) for the purchase price of goods or services, (c) secured by assets of the Company or its Subsidiaries, (d) for any capitalized leases of property, (e) for letters of credit or other extensions of credit, (f) for payments owed regarding equity interests in the Company or its Subsidiaries, (g) for interest rate, currency or commodities hedging arrangements, or (h) for any guarantees of any of the foregoing as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. The Company must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA, instead of using the EBITDA for the prior four quarters. A similar annualization adjustment will be made for unfinanced capital expenditures for the same period. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, and other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant, which was revised effective March 31, 2016, through the first amendment. Net worth is defined as the total shareholders’ equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. The amended Credit Facility includes a mandatory prepayment clause requiring certain cash payments when EBITDA exceeds defined requirements for the most recently completed fiscal year. These prepayments will be applied first to outstanding term loans and then to the revolving credit. As of March 31, 2016, the Company was in compliance with the requirements specified by the Credit Facility, except for the delivery of certain certificates and reports, and the Company obtained a waiver from the bank for this requirement.

Maturities of Credit Facility
The following is a summary of the components of the Company’s Credit Facility and amounts outstanding at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Obligations:
Term loan	$9,625,000	$9,625,000
Revolving credit facility	11,700,000	11,200,000
Total debt	21,325,000	20,825,000
Less: long-term debt issuance costs	(277,000)	(299,000)
Less: short-term debt issuance costs	(88,000)	(88,000)
Total debt, net of issuance costs	20,960,000	20,438,000
Less: current maturities, net of debt issuance costs	(1,037,000)	(793,000)
Long-term debt, net of issuance costs	$19,923,000	$19,645,000

The scheduled maturities are as follows for the periods ending March 31:

	2017	2018	2019	2020	2021	Total
Revolving credit facility	$—	$—	$—	$—	$11,700,000	$11,700,000
Term loan	1,125,000	1,000,000	1,000,000	1,000,000	5,500,000	9,625,000
Debt issuance costs	(88,000)	(88,000)	(88,000)	(88,000)	(13,000)	(365,000)
Total	$1,037,000	$912,000	$912,000	$912,000	$17,187,000	$20,960,000

Debt Issuance Costs
As noted above, the Company entered into an amended and restated credit agreement effective December 31, 2015 and the first amendment dated June 27, 2016, and effective as of March 31, 2016, that was deemed under ASC 470 to be a modification of the original agreement. As such, debt issuance costs will continue to be amortized over the remaining term of the amended and restated credit agreement. As the termination date of the agreement is the same as the original agreement, this did not change the continuing impact of previous debt issuance costs.

In connection with the original agreement, the Company incurred $438,000 in debt issuance costs, which are netted against the term loan balance and are being amortized over the five year term of the Original Credit Facility. Costs incurred in connection with the amended and restated agreement will be accounted for in the same manner. The amortized debt issuance costs are recognized as interest expense in the statement of operations and amounted to $22,000 for the three months ended March 31, 2016.

Note 5. Contingent Consideration Liabilities

As part of the consideration for three of the Founding Companies, the Company entered into contingent consideration agreements with certain of the selling shareholders, as described in the paragraphs below. Under the terms of the contingent consideration agreements, additional consideration will be payable to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. The fair value of the aggregate contingent consideration was initially estimated as $10.2 million and recorded in the financial statements at the acquisition date based on independent valuations considering the Company’s initial projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Management periodically reviews the amount of contingent consideration that is likely to be payable under current operating conditions and has since adjusted the initial liability as deemed necessary, with such subsequent adjustments being recorded through the statement of operations as an operating charge or credit.

For the combination with Jerry Brown, Ltd. (“Jerry Brown”), the Company is required to pay (a) up to an additional $1.8 million if the business achieves certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, the Company recorded a liability for the acquisition date fair value of the contingent consideration of $2.5 million and increased this liability by $5.1 million during 2015 based on substantial operating improvements and management’s budget for Jerry Brown for 2016. Based on results actually achieved during the first quarter of 2016, EBITDA is now estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability due to the former owners of Jerry Brown was reduced by approximately $1.4 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the three months ended March 31, 2016. The Company expects to fund these payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary, through draws on the revolving credit facility.

The combination agreements for Eiss Brothers, Inc. (“Eiss Brothers”) and End of Life Vehicles Inc., Goldy Metals Incorporated, and Goldy Metals (Ottawa) Incorporated (collectively, “the Canadian Founding Companies”) provide for a holdback of additional consideration which will be payable, in part or in whole, only if certain performance hurdles are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of Fenix common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all will be released to the former owners of the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on management’s evaluation of the likelihood of meeting these performance targets, a liability of $7.5 million was recorded at the acquisition date for the fair value of the contingent consideration, which included the present value of the estimated cash portion and the then-current value of the Exchangeable Preferred Shares. While management’s estimate of the operating results for Eiss Brothers and the Canadian Founding Companies has not changed since their acquisition, these contingent consideration liabilities are subject to mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement. As a result of these factors, the estimated fair value of the contingent liability due to the former owners of Eiss Brothers and the Canadian Founding Companies was reduced by approximately $0.6 million and an exchange rate gain of $0.5 million was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2016. The Company expects to fund any cash payments to the former shareholders of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered funded debt under the Total Leverage Ratio required under our Credit Facility.

Changes in the estimated fair value of the contingent consideration liabilities were as follows:

	Balance Sheet	Exchange Rate Effect	Change in Fair Value Included in Operating Earnings
Balance as of December 31, 2015	$15,430,000	$—	$—
Payments	—	—	—
Decrease in fair value included in earnings	(1,997,000)	—	(1,997,000)
Exchange rate effect included in earnings	—	(508,000)	(508,000)
Balance as of March 31, 2016	$13,433,000	$(508,000)	$(2,505,000)

Note 6. Common Stock and Preferred Shares

Fenix was formed and initially capitalized in January 2014 by a group of investors, including the Chief Executive and the Chief Financial Officers, who paid nominal cash consideration for an aggregate of 1.8 million shares of Fenix common stock. In March and April 2014, Fenix issued and sold an aggregate of 402,000 shares of common stock for a purchase price of $5.00 per share. During the period of September 2014 through May 2015, Fenix issued and sold an aggregate of 546,927 shares of common stock for an ultimate purchase price of $6.50 per share. Of these shares, 20,000 were issued to certain investors for no cash consideration in order to effectively convert their $7.50 per share investments to $6.50 per share investments. Such issuances resulted in a charge to other income (expense), net in January 2015 of approximately $131,000.

The Company completed its IPO on May 19, 2015. The Company raised approximately $110.4 million in gross proceeds from the IPO by selling 13.8 million shares at $8.00 per share and netted $101.3 million in the IPO after paying the underwriter’s discount and other offering costs.

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

Effective May 19, 2015, the Company issued 1,050,000 exchangeable preferred shares of Fenix’s subsidiary, Fenix Parts Canada, Inc. (“Exchangeable Preferred Shares”) as acquisition consideration valued at the public offering price of common stock of $8.00 per share. Because these shares do not entitle the holders to any Fenix Canada dividends or distributions, no earnings or losses of Fenix Canada are attributable to those holders. These shares are exchangeable on a 1-for-1 basis for shares of the Company’s common stock. The single share of special voting stock is entitled to vote on any matter submitted to a vote of holders of the Company’s common stock a number of votes equal to the number of Exchangeable Preferred Shares of Fenix Parts Canada, Inc. issued to the former shareholders of the Canadian Founding Companies. The share of special voting stock is intended to provide the former shareholders of the Canadian Founding Companies the equivalent voting rights in Fenix common stock they would have received if the combination agreement for the Canadian Founding Companies had required Fenix to issue shares of Fenix common stock instead of Exchangeable Preferred Shares. The share of special voting stock is held in a voting trust for the benefit of the former shareholders of the Canadian Founding Companies, and the trustee of the voting trust will vote the share of special voting stock in accordance with the beneficiaries’ directions. Neither the holder of the share of special voting stock nor the beneficiaries of the share of special voting stock is entitled to receive any dividends or other distributions that Fenix may make in respect of shares of the Company’s common stock.

Note 7. Share-Based Compensation

Fenix’s 2014 Incentive Stock Plan (the “Plan”) was adopted by the Board of Directors in November 2014 and went into effect January 6, 2015 after it was approved by the Company’s shareholders. The Plan was amended by the Board of Directors and restated effective July 8, 2015 and again in November 2015, effective December 1, 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity or cash bonuses), dividend equivalents on full value awards and other awards (which may be based in whole or in part on the value of the Company’s common stock or other property). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. No awards were granted prior to the IPO. As of March 31, 2016, the Company had 813,000 shares available for share-based awards under the Plan. The Plan requires that each restricted stock unit and restricted stock award issued reduce shares available by two shares.

Share-based compensation is included in selling, general and administrative expenses in the consolidated statements of operations. The components of share-based compensation were as follows for the three months ended March 31:

	2016	2015
Stock options	$580,000	$—
Restricted stock grants	87,000	—
Leesville bonus shares	541,000	—
Other restricted or unregistered share issuances	50,000	—
Total share-based compensation	$1,258,000	$—

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

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of similar companies’ common stock for a period equal to the expected life of the option; (3) expected life of the option – an estimate based on industry historical experience including the effect of employee terminations; and (4) expected dividend yield - an estimate of cash dividends. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. For the 2015 and 2016 equity award grants, there was no estimated annual forfeiture rate applied due to the lack of historical forfeiture experience to date.

Based on the results of the model, the fair value of the stock options granted during the three months ended March 31, 2016 was $2.47 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.85%
Expected volatility	30.0%
Expected life of option	6.3 years

Stock option activity for the three months ended March 31, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2015	1,596,297	$9.02
Granted	15,000	4.67
Exercised	—	—
Expired or forfeited	—	—
Outstanding on March 31, 2016	1,611,297	$8.98	9.25	$—
Exercisable on March 31, 2016	107,878	$9.66	9.28	$—

At March 31, 2016, there was $2,959,000 of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units
Restricted stock units (RSUs) granted to employees and directors vest over time based on continued service (typically, for employees, vesting over a four or five year period in equal annual installments). Such time-vested RSUs are valued at fair value based on the closing price of Fenix common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

A summary of restricted stock units activity for the three months ended March 31, 2016 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2015	150,000	$9.68
Granted	10,000	4.67
Forfeited	—	—
Vested	—	—
Unvested restricted stock units at March 31, 2016	160,000	$9.32

At March 31, 2016, there was $1,249,000 of unrecognized compensation costs related to restricted stock units to be recognized over a weighted average period of 3.9 years.

Leesville Bonus Shares
The Company issued 271,111 restricted shares of common stock as part of the closing of the Leesville acquisition for post-combination services of certain Leesville employees. The shares vest twelve months after the grant date. Compensation expense of approximately $541,000 was recorded during the three months ended March 31, 2016. At March 31, 2016, there was approximately $250,000 of unrecognized compensation costs related to these restricted bonus shares.

Note 8. Loss Per Share

Basic loss per share is computed by dividing net loss available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Canada preferred shares do not entitle the holders to any dividends or distributions and as such, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares are considered participating securities and therefore share in the net loss of the period since being issued on May 19, 2015. Diluted loss per share includes the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion is dilutive.

The calculations of loss per share were as follows for the three months ended March 31:

	2016		2015
Basic Loss per Common Share:
Net loss	$(41,017,000)		(2,629,000)
Net loss allocable to Fenix Canada preferred shares	(2,190,000)		—
Net loss available to common shares	$(38,827,000)		$(2,629,000)
Weighted-average common shares outstanding	19,664,000	3	2,567,000
Basic and diluted loss per common share	$(1.97)		$(1.02)

The Company has 11,667 common shares and 280,000 shares of Fenix Canada exchangeable preferred stock held in escrow relating to contingent consideration agreements with certain acquired companies. These shares are not included in basic loss per share or in the shares used to calculate the net loss attributable to Fenix Canada preferred shares until the issuance is no longer contingent on future events. Outstanding stock options and restricted stock units and the unissued Leesville bonus shares described in Note 7 above are not included in the computation of diluted loss per share as the effect of including such equity equivalents would be anti-dilutive.

Note 9. Income Taxes

For interim periods, the Company estimates its effective tax rate for the full year and records an interim provision or benefit, as applicable, at such rate.  The Company’s effective tax rate (benefit) of 7.5% for the three months ended March 31, 2016 differs from the U.S. federal statutory rate of 34% due primarily to the goodwill impairment, for which no tax benefit was recorded as described further in Note 10. Other items impacting the effective tax rate include the reversal of $2.2 million in reserves for uncertain tax positions as described below, state income taxes, differences between U.S. and Canadian income tax rates, changes in the indemnification receivable and the contingent consideration liability which are not tax deductible, and the effect of a valuation allowance recorded for Canadian deferred tax assets. The effective tax rate for the three months ended March 31, 2015 was zero, as no tax benefit was recorded for losses incurred during this period because of the uncertainty of the Company’s future prospects prior to the successful completion of the IPO.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company’s uncertain tax position reserves at March 31, 2016, including related accrued interest and penalties of approximately $1.8 million, all relate to tax positions assumed as part of the acquisitions in 2015. These tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. Under certain conditions, payments made by the Company, including interest and penalties, for assumed uncertain tax positions are indemnified by the previous owners of the Subsidiaries for a period of three years from the acquisition in the case of the Founding Companies and for the period of the applicable statute of limitations in the case of the later-acquired companies. As of December 31, 2015, the Company had approximately $5.7 million of uncertain tax position reserves. During the three months ended March 31, 2016, the statute of limitations lapsed without audit for certain tax returns filed by acquired companies for which reserves for uncertain tax positions and indemnification receivables had been established. As a result, the Company reversed approximately $2.2 million of uncertain tax position reserves, which included approximately $0.5 million of accrued interest and penalties, as a credit to the income tax benefit in the condensed consolidated statement of operations. As of March 31, 2016, the remaining uncertain tax position reserves amounted to approximately $3.5 million. Correspondingly, the indemnification receivables were reduced by approximately $2.1 million through a charge to operating expenses, and there is a remaining indemnification receivable of $3.0 million recorded in the balance sheet as of March 31, 2016. If a reserved uncertain tax position results in an actual liability and the Company is unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the applicable indemnity period has expired, there could be a material charge to the Company’s consolidated financial results and reduction of cash resources.

Note 10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Changes in the carrying amount of goodwill were as follows:

Goodwill
Balance as of December 31, 2015	$76,812,000
Purchase accounting allocation adjustments (see Note 3)	3,648,000
Exchange rate effects	659,000
Balance before impairment	81,119,000
Impairment charge	(43,300,000)
Balance as of March 31, 2016	$37,819,000

Pursuant to the provisions of FASB ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Management has determined the Company operates as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing. The Company performed its annual goodwill impairment test for 2015 as of October 1, 2015, also updated as of December 31, 2015, and management determined that no impairment of goodwill existed at either date.

During the first quarter of 2016, the Company’s stock price declined 32% from $6.79/share at December 31, 2015 to $4.60/share at March 31, 2016, and management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since book value at such date no longer exceeded the carrying amount. As such, management, along with the Company’s third party valuation expert, applied the second step of the goodwill impairment test and calculated an estimated fair value as a hypothetical purchase price for the reporting unit to determine the resulting “implied” goodwill (computed by estimating the fair value of the reporting unit and comparing that estimated fair value to the reporting unit’s carrying value). An excess of a reporting unit’s recorded goodwill over its “implied” goodwill is reported as an impairment charge.

The Company’s reporting unit fair value estimates are established using weightings of the Company’s market capitalization and a discounted future cash flow methodology. Management believes that using the two methods to estimate fair value limits the chances of an unrepresentative valuation. Nonetheless, these valuations are subject to significant subjectivity and assumptions as discussed further below.

The Company considers its current market capitalization compared to the sum of the estimated fair values of its business in conjunction with each impairment assessment. As part of this consideration, management recognizes that the Company’s market capitalization at March 31, 2016, or at any specific date, may not be an accurate representation of fair value for the following reasons:

•	The long-term horizon of the valuation process versus a short-term valuation using current market conditions; and

•	Control premiums reflected in the reporting unit fair values but not in the Company’s stock price.

In addition to market capitalization analysis, together with a third party valuation expert, the Company re-performed a discounted future cash flow analysis for the purpose of determining the amount of goodwill impairment. Such analysis relies on key assumptions, including, but not limited to, the estimated future cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the WACC and related discount rate used to evaluate the fair value of the reporting unit. In evaluating the key variables this time, management (i) reduced the estimated future cash flows based upon actual results achieved during the three months ended March 31, 2016 and revised projections, and (ii) concluded that the Company’s WACC and terminal growth rates were 13% and 3%, respectively, as compared to 10% and 3% used in the test at October 1, 2015.

Based on the result of this second step of the goodwill impairment analysis as of March 31, 2016, combining the market capitalization and discounted cash flow methodologies, the Company recorded a $43.3 million non-cash charge to reduce the carrying value of goodwill. The Canadian Founding Companies were acquired in 2015 in an asset purchase, and the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada.

While management believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in substantially different outcomes. The table below presents the decrease in the fair value of the reporting unit given a one percent increase in the discount rate or a one percent decrease in the long-term assumed annual revenue growth rate. A 10% change in the weighting of the discounted cash flow approach and the market approach would not have had a significant effect on the fair value of the reporting unit.

Decrease in Fair Value of Reporting Unit (in thousands)
Discount Rate - Increase by 1%	$11,000
Long-term Growth Rate - Decrease by 1%	$6,000
A goodwill impairment analysis requires significant judgments, estimates and assumptions, and the results of the impairment analysis described above are as of a point in time - March 31, 2016. Future events that could result in further interim assessments of goodwill and a potential further impairment include, but are not limited to, (i) a further decline in the Company’s stock price below the valuation used to compute the impairment at March 31, 2016, (ii) significant underperformance relative to historical or projected future operating results and/or reductions in estimated future sales growth rates, (iii) further reduction in scrap prices, (iv) further reduction in the Canadian exchange rate, (v) an increase in the Company’s weighted average cost of capital, (vi) significant increases in vehicle procurement costs, (vii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (viii) variation in vehicle accident rates or other significant negative industry trends, (ix) changes in state or federal laws, (x) a significant economic downturn, or (xi) changes in other variables that can materially impact the Company’s business.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. The Company’s intangible assets, net of accumulated amortization, totaled $35.1 million at March 31, 2016, and consist of trade names, non-competition agreements and customer relationships. The Company’s third party valuation experts use various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, the Company also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

Note 11. Commitments and Contingencies

Operating Leases
Rental expense for operating leases was approximately $711,000 during the three months ended March 31, 2016. The Company leases properties from the former owners of the Founding Companies and other related parties. The Company did not enter into any new leases during the three months ended March 31, 2016.

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

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS

Three months ended March 31, 2015
Net revenues	$7,057,000
Cost of goods sold	4,863,000
Gross profit	2,194,000
Operating expenses	1,767,000
Income from operations	427,000
Other income	—
Income before income tax expense	427,000
Income tax expense	57,000
Net income	370,000
Net income attributable to noncontrolling interest	176,000
Net income attributable to Beagell Group	$194,000

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

Three months ended March 31, 2015
Cash flows from operating activities
Net income	$370,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	181,000
Provision for uncertain tax positions	48,000
Change in assets and liabilities
Accounts receivable	(38,000)
Inventories	170,000
Prepaid expenses and other current assets	(33,000)
Account payable	88,000
Accrued expenses and other liabilities	(277,000)
Deferred warranty revenue	(147,000)
Net cash provided by operating activities	362,000
Cash flows from investing activities
Premium payments on life insurance policies	(28,000)
Payments made on related party receivables	0
Capital expenditures	(42,000)
Net cash used in investing activities	(70,000)
Cash flows from financing activities
Payments of debt	(17,000)
Shareholder distributions	(120,000)
Net cash used in financing activities	(137,000)
Increase in cash and cash equivalents	155,000
Cash and cash equivalents, beginning of period	2,770,000
Cash and cash equivalents, end of period	$2,925,000
Supplemental cash flow disclosures
Cash paid for income taxes	$5,000

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the three months ended March 31, 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $125,000 for the three months ended March 31, 2015.

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

Income Taxes
Each of the three commonly-controlled companies has elected to operate under Subchapter S of the Internal Revenue Code. Accordingly, the shareholders report their share of the Company’s federal and most state taxable income or loss on their respective individual income tax returns. The Lessors are taxed as partnerships and therefore no provision for federal and state corporate taxes are recorded for the Lessors.

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

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassifications have no impact on net income, cash flows, total assets or shareholders’ equity as previously reported.

Note 3. Commitments and Contingencies

Operating Lease
The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. In 2015, the entity holding the leased assets was consolidated, and there was no rental expense recognized during the three months ended March 31, 2015.

Note 4. Income Taxes
Each of the Company’s commonly-controlled entities described in Note 2 have elected to operate under Subchapter S of the Internal Revenue Code. The Company’s primary uncertain tax position arises from uncertainties regarding the continued qualifications of one of the entities for that Subchapter S election, and the related reserve was approximately $2,017,000 at March 31, 2015. It is reasonably possible that the amount of benefits from this uncertain tax position will significantly increase or decrease in the next twelve months; however, no estimate of the range of the amount of the increase or decrease can be readily made.
In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $16,000 for the three months ended March 31, 2015. The Company had accumulated interest and penalties of approximately $373,000 as of March 31, 2015, which are included in the reserve for uncertain tax positions on the combined balance sheets.
The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 5. Employee Benefit Plans
The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan was approximately $19,000 for the three months ended March 31, 2015.

Standard
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three months ended March 31, 2015
Net revenues	$5,597,000
Cost of goods sold	3,581,000
Gross profit	2,016,000
Operating expenses	1,978,000
Income from operations	38,000
Other income, net	243,000
Income before income tax expense	281,000
Income tax provision	79,000
Net income	202,000
Net loss attributable to noncontrolling interest	(26,000)
Net income attributable to Standard	$228,000
Net income	$202,000
Foreign currency translation adjustments, net of tax	(934,000)
Net comprehensive loss	(732,000)
Net comprehensive loss attributable to noncontrolling interest	(26,000)
Net comprehensive loss attributable to Standard	$(758,000)

Standard
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

Three months ended March 31, 2015
Cash flows from operating activities
Net income	$202,000
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	204,000
Deferred income tax benefit	(70,000)
Provision for uncertain tax positions	42,000
Loss on disposal of property and equipment	15,000
Change in assets and liabilities
Accounts receivable	(302,000)
Inventories	(49,000)
Prepaid expenses and other current assets	(8,000)
Accounts payable	(152,000)
Accrued expenses and other current liabilities	480,000
Net cash provided by operating activities	362,000
Cash flows from investing activities
Capital expenditures	(84,000)
Other	61,000
Net cash used in investing activities	(23,000)
Effect of foreign exchange fluctuations on cash	(361,000)
Net decrease in cash and cash equivalents	(22,000)
Cash and cash equivalents, beginning of period	1,354,000
Cash and cash equivalents, end of period	$1,332,000
Supplemental cash flow disclosure
Cash paid for income taxes	$9,000

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
Standard Auto is incorporated in New York, and End of Life Vehicles, Goldy Metals Ottawa and Goldy Metals Toronto all operate in Canada and are incorporated in the Province of Ontario. Collectively, the Company has three full-service dismantling and distribution facilities located in Niagara Falls, New York; Scarborough, Ontario; and Ottawa, Ontario. The Ottawa facility runs a self-service operation adjacent to its full-service operations, and Goldy Metals Toronto has a second self-service operation in Scarborough, Ontario. End of Life Vehicles is a website based solution for individuals to arrange for an environmentally responsible disposal of their vehicle.
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

Foreign Currency
The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains were $500 during the three months ended March 31, 2015, and are included in operating expenses on the consolidated statements of operations.

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
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $50,000 for the three months ended March 31, 2015.
Net revenues of approximately $4,761,000 were reported by the Company’s Canadian entities for the three months ended March 31, 2015.

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

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. The reclassifications have no impact on net income, cash flows, total assets or shareholders’ equity as previously reported.

Note 4. Commitments and Contingencies

Leases
Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $15,000 for the three months ended March 31, 2015.

Note 5. Income Taxes
For the three months ended March 31, 2015, the effective tax rate was 28.0%. The effective tax rates differ from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.
The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2015 was approximately $499,000. The Company believes that it has adequately provided for all uncertain tax positions. The Company is generally no longer subject to examination in the Company’s primary tax jurisdiction for tax years through 2011. The Company is not currently subject to any audits or examinations. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements” and Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies and Estimates
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2015 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in application. There have been no changes to our critical accounting policies since that time.

Carrying Values and Impairment of Goodwill
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Management has determined the Company operates as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing. Pursuant to our policy, we performed the annual goodwill impairment test as of October 1, 2015, updated the test as of December 31, 2015, and determined that no impairment of goodwill existed at either date.

During the first quarter of 2016, our stock price declined 32% from $6.79/share at December 31, 2015 to $4.60/share at March 31, 2016, and management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since book value at such date no longer exceeded the carrying amount. As such, management, along with our third party valuation expert, applied the second step of the goodwill impairment test and, using the methodology and assumptions explained in note 10 to the condensed consolidated financial statements, calculated a goodwill impairment of $43.3 million that was recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2016.

A goodwill impairment analysis requires significant judgments, estimates and assumptions, and the results of our impairment analysis are as of a point in time - March 31, 2016. Future events that could result in further interim assessments of goodwill and a potential further impairment include, but are not limited to, (i) a further decline in the Company’s stock price below the valuation used to compute the impairment at March 31, 2016, (ii) significant underperformance relative to historical or projected future operating results and/or reductions in estimated future sales growth rates, (iii) further reduction in scrap prices, (iv) further reduction in the Canadian exchange rate, (v) an increase in our weighted average cost of capital, (vi) significant increases in our vehicle procurement costs, (vii) significant changes in the manner of or use of the assets or the strategy for our overall business, (viii) variation in vehicle accident rates or other significant negative industry trends, (ix) changes in state or federal laws, (x) a significant economic downturn, or (xi) changes in other variables that can materially impact our business.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $35.1 million at March 31, 2016, and consist of trade names, non-competition agreements and customer relationships. Our third party valuation experts use various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

Recent Accounting Pronouncements
Refer to Note 2 ”Recent Accounting Pronouncements“ of the Notes to the unaudited consolidated financial statements for Fenix Parts, Inc., included in this Form 10-Q.

Fenix Parts, Inc.
(in thousands, except percentages and per share amounts)

Overview
We are in the business of auto recycling, which is the recovery and resale of OEM and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. We purchase vehicles primarily at auto salvage auctions. Upon receipt of vehicles, we inventory and then dismantle the vehicles and sell the recycled products. Our customers include collision repair shops, mechanical repair shops, auto dealerships and individual retail customers. We also generate a portion of our revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, and from the sale of extended warranty contracts.

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015

Fenix was founded on January 2, 2014 (“inception”) for the purpose of effecting the combinations with the Founding Companies and the IPO. Fenix had no automobile recycling operations before May 2015, during which time we had two employees. From inception to May 19, 2015, we incurred various legal, accounting, auditing and administrative costs in preparation for the IPO, the combinations and for operation as a publicly-traded company upon consummation of these transactions. After May 18, 2015, Fenix’s results include the operations of the acquired companies.

(in thousands, except percentages)	Three Months Ended March 31, 2016	Percent of Net Revenues	Year Ended December 31, 2015	Percent of Net Revenues	Three Months Ended March 31, 2015
Net revenues	$32,795	100.0%	$68,946	100.0%	$—
Cost of goods sold	18,329	55.9%	53,559	77.7%	—
Gross profit	14,466	44.1%	15,387	22.3%	—
Selling, general and administrative	12,364	37.7%	28,378	41.2%	46
Outside service and professional fees	2,185	6.7%	9,091	13.2%	2,452
Depreciation and amortization	1,207	3.7%	2,743	4.0%	—
Change in fair value of contingent consideration liabilities	(2,505)	(7.6)%	6,050	8.8%	—
Change in indemnification asset	2,089	6.4%	(32)	(0.1)%	—
Goodwill impairment	43,300	132.0%	—	—%	—
Operating loss	(44,174)	(134.8)%	(30,875)	(44.9)%	(2,498)
Interest expense	(255)	(0.8)%	(263)	(0.4)%	—
Other income (expense), net	92	0.3%	(1,959)	(2.8)%	(131)
Loss before income tax benefit	(44,337)	(135.2)%	(33,065)	(48.0)%	(2,629)
Benefit for income taxes	3,320	10.1%	7,023	10.2%	—
Net loss	$(41,017)	(125.1)%	$(26,042)	(37.8)%	$(2,629)

The following table shows the combined unaudited pro forma net revenues and net loss of Fenix Parts, Inc. as if the acquisition of all Subsidiaries had occurred on January 1, 2015. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2015 or of future operating results:

	(Unaudited)
(in thousands, except percentages)	Three Months Ended March 31,		Difference
	2016	2015	$	%
Net revenues	$32,795	$31,388	$1,407	4.5%
Net loss	$(41,017)	$(2,840)	$(38,177)	1,344.3%

Pro forma net revenues consisted of:

	(Unaudited)
(in thousands, except percentages)	Three Months Ended March 31,		Difference
	2016	2015	$	%
Recycled OE parts and related products	$28,835	$27,319	$1,516	5.5%
Other ancillary products (scrap)	3,960	4,069	(109)	(2.7)%
Total	$32,795	$31,388	$1,407	4.5%

Pro Forma Adjustments (Unaudited)
Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales between acquired companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by Fenix in the post-acquisition periods.

Significant adjustments to expenses include eliminating the effect of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Subsidiaries, compensation related to certain bonuses paid to owners and employees and related income tax effects.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same period as reflected in the accompanying condensed consolidated financial statements, and is not adjusted back to January 1, 2015 as it does not have a continuing impact on the us. As a result, pro forma gross profit margins in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Net Revenues
Net revenues for the three months ended March 31, 2016 were $32.8 million. This represents a 4.5% increase over unaudited pro forma combined net revenues for the three months ended March 31, 2015 of $31.4 million.

Fenix is subject to risks and uncertainties relating to the price of scrap metal. While sales of scrap metal represent a small portion of our overall revenues, the decline of approximately 52% in average market prices for scrap autobodies (as per the American Metal Market Index, Q1-2015 = $188/ton; Q1-2016 = $89/ton) from the first quarter of 2015 to the first quarter of 2016 had an adverse effect on reported revenues during the three months ended March 31, 2016. While there has been a slight improvement in the first quarter of 2016 over the fourth quarter of 2015, continued weakness in metals prices could continue to adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Because of the significant increase in the value of the U.S Dollar against the Canadian Dollar during 2015, in the fourth quarter of 2015 and continuing into 2016, we substantially reduced shipments of parts from our U.S. facilities into the Canada markets resulting in lower revenue at our Canadian facilities as they sought to develop Canadian sources to acquire vehicles and product for recycling. Continued changes in exchange rates could result in ongoing changes to operation performance of the Canadian operations that could adversely affect our future reported results of operations.

Cost of Goods Sold
Our cost of goods sold for the three months ended March 31, 2016 amounted to $18.3 million, or 55.9% of net revenues and a gross profit percentage of 44.1%. However, included in the cost of goods sold for the three months ended March 31, 2016 is a benefit of $2.1 million from retrospective adjustments to reduce the value of acquired inventories in the business combinations and $1.3 million in revision of estimates used in applying the retail inventory method for periods prior to December 31, 2015. These credits to cost of goods sold during the three months ended March 31, 2016 were partially offset by the impact of post-acquisition amortization of the higher inventory values that resulted from applying the purchase method of accounting of $0.9 million. Depreciation of $0.3 million was included in cost of goods sold during the three months ended March 31, 2016.

As mentioned above, our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory, in addition to the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against price changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and the corresponding effect on cost of goods sold. Our cost of goods sold for recycled OEM and related products reflects the historic average cost to acquire such products, including the price to purchase vehicles, auction, storage and towing fees, and expenditures for buying and dismantling vehicles.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended March 31, 2016 amounted to $12.4 million, or 37.7% of net revenues, and consisted of (i) selling and marketing expenses, (ii) general and administrative expenses, and (iii) $1.3 million of amortization of non cash share-based compensation.

Outside Service and Professional Fees
Our outside service and professional fees for the three months ended March 31, 2016 amounted to $2.2 million, or 6.7% of net revenues, and consisted primarily of auditing, valuation reports and opinions, tax consulting, and legal fees. Our outside service and professional fees for the three months ended March 31, 2015 amounted to $2.5 million, which included accounting, auditing and legal fees in preparation for the IPO and the combinations with the Founding Companies.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the three months ended March 31, 2016 amounted to $1.2 million, or 3.7% of net revenues, and consisted primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our fair value of contingent consideration liabilities decreased by $2.5 million for the three months ended March 31, 2016, resulting in income equal to 7.6% of net revenues. The income was attributable to decreases in the estimated contingent consideration that is likely to be paid to former shareholders of certain acquired companies.

Change in indemnification receivable
Our fair value of the indemnification receivable decreased by $2.1 million for the three months ended March 31, 2016. The expense was attributable to the reduction in the receivable from former owners related to the indemnification for a benefit for uncertain tax positions, recorded under income taxes.

Goodwill Impairment
Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our reporting unit was less than its carrying value as of March 31, 2016 and, as such, we applied the second step of the goodwill impairment test. Based on the result of this second step of the goodwill impairment analysis, we recorded a $43.3 million non-cash pretax charge to reduce the carrying value of goodwill.

Interest expense and other income (expense), net
Our interest expense, primarily related to our bank credit agreement, was $0.3 million for the three months ended March 31, 2016. Our interest and other income, net for the three months ended March 31, 2016 amounted to $0.1 million. Combined, these items were 0.3% of net revenues.

Benefit for income taxes
We recorded an income tax benefit of $3.3 million during the three months ended March 31, 2016, an effective rate of 7.5% of the pretax loss reported in the period. The benefit recorded this quarter includes a $2.2 million reversal of uncertain tax positions. No tax benefit was recorded for the goodwill impairment as the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada. In addition to the items discussed above, the effective rate in the first quarter 2016 differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and non-deductible income and expense items reported in the statement of operations. No tax benefit was recorded for losses incurred during the three months ended March 31, 2015 because of the uncertainty of our future prospects prior to the successful completion of the IPO.

Net loss
Net loss for the three months ended March 31, 2016 and 2015 was $41.0 million and $2.6 million, respectively. The increase in the loss is due primarily to the goodwill impairment expense of $43.3 million.

Predecessor Companies
For the three months ended March 31, 2016, Beagell Group and Standard are fully consolidated and included in the condensed consolidated financial statements. For the three months ended March 31, 2015, Beagell Group had revenues of $7.1 million and net income of $0.4 million, and Standard had revenues of $5.6 million and net income of $0.2 million.

Liquidity and Capital Resources
As discussed more fully in Note 4 to the accompanying unaudited condensed consolidated financial statements, effective December 31, 2015, we entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A.(the “Credit Facility”).  The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million has been drawn as a term loan. We have the right from time to time, as long as no default is occurring, to request an increase in the amount of the revolving line-of-credit by up to an aggregate of $20.0 million. On June 27, 2016, we entered into a first amendment to the Credit Facility effective as of March 31, 2016, pursuant to which certain definitions and financial covenants were amended.

As of March 31, 2016, there was $6.4 million in letters of credit outstanding, and the balance due under the term loan and revolving credit facility was $9.6 million and $11.7 million, respectively. As of March 31, 2016, we had approximately $1.9 million in available U.S. Dollar borrowings and $2.9 million in available Canadian Dollar borrowings that can be drawn under the revolving line of credit after considering the applicable financial covenants and restrictions in the agreement as described further below. Compliance with the financial covenants and restrictions is measured quarterly and determines the amount of additional available credit, if any, that will be available to us. Proceeds of the Credit Facility can be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The Credit Facility is secured by substantially all of our assets and expires on May 19, 2020. Principal payments of $1.1 million are due under the term loan during the twelve months ending March 31, 2017, of which we paid $125,000 on April 1, 2016.

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

The Credit Facility contains several financial covenants, which have been restated, with which we must comply on a quarterly or annual basis, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all indebtedness (a) for borrowed money, (b) for the purchase price of goods or services, (c) secured by assets of the Company or its Subsidiaries, (d) for any capitalized leases of property, (e) for letters of credit or other extensions of credit, (f) for payments owed regarding equity interests in the Company or its Subsidiaries, (g) for interest rate, currency or commodities hedging arrangements, or (h) for any guarantees of any of the foregoing as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. We must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA, instead of using the EBITDA for the prior four quarters. A similar annualization adjustment will be made for unfinanced capital expenditures for the same period. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, and other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant, which was revised effective March 31, 2016, through the first amendment. Net worth is defined as the total shareholders’ equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. The amended Credit Facility includes a mandatory prepayment clause requiring certain cash payments when EBITDA exceeds defined requirements for the most recently completed fiscal year. These prepayments will be applied first to outstanding term loans and then to the revolving credit. As of March 31, 2016, we were in compliance with the requirements specified by the Credit Facility, except for the delivery of certain certificates and reports, and the Company obtained a waiver from the bank for this requirement.

Prior to the IPO in May 2015, which provided approximately $101.3 million in net proceeds, our source of funding was sales of common stock to a small group of investors that provided $1.8 million in the three months ended March 31, 2015.

Net cash used in operating activities totaled $0.9 million and $2.1 million for three months ended March 31, 2016 and 2015, respectively.

Net cash used in investing activities totaled $0.2 million and $0.0 million for the three months ended March 31, 2016 and 2015, respectively. Investing activities in the three months ended March 31, 2016 consisted of capital expenditures.

Net cash provided by financing activities totaled $0.5 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

Our primary sources of ongoing liquidity will be cash flows from our operations and available credit under the Credit Facility. The procurement of inventory is our largest operating use of funds. We normally pay for vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that possession is taken of the vehicles.

Over the next 12 months, in addition to a modest amount of planned capital expenditures and debt service on the term loan, as discussed above, we are likely to have a need for cash to satisfy certain contingent consideration liabilities, as described more fully in Note 5 to the accompanying unaudited condensed consolidated financial statements. As part of the consideration for three of the Founding Companies, we entered into contingent consideration agreements with certain of the selling shareholders under which additional consideration will be payable to the former owners in cash and stock if specified future events occur or conditions are met, such as meeting profitability or earnings targets. We have recorded a liability for the estimated fair value of these contractual commitments in the accompanying balance sheet as of March 31, 2016, which amounted to $9.0 million due in 2016 and $4.4 million due in 2017. Approximately $1.3 million of this potential liability is payable in stock (valued at the closing price of Fenix common stock on March 31, 2016) and $5.9 million is secured by a letter of credit under our Credit Facility. In addition, $0.2 million is held in an off-balance sheet escrow account.

However, for the combination with Jerry Brown, Ltd. (“Jerry Brown”), we are required to pay (a) up to an additional $1.8 million in cash if the business achieves certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount of cash if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of the business meeting these performance targets, we have recorded a liability for the estimated fair value of the contingent consideration of $1.8 million due in 2016 and $4.4 million due in 2017. We expect to fund these payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary, through draws on the revolving credit facility.

Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual table as discussed in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At March 31, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Our earnings are affected by changes in interest rates due to the fact that interest on our Credit Facility is calculated based upon a fluctuating base rate plus an applicable margin. The base rates for U.S. Dollar and Canadian Dollar borrowings are described in Note 4 to the accompanying unaudited condensed consolidated financial statements. The applicable margin is based on our “Total Leverage Ratio,” as defined in the Credit Facility, and increases as the leverage increases, also as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements.
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
We have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to (A) our lack of (i) accounting personnel with an appropriate level of accounting knowledge, experience, and training commensurate with our financial reporting requirements, (ii) procedures to prepare and for management to review account reconciliations and other analyses on a timely and systematic basis to appropriately document and support the recording of financial information, including purchase accounting entries, and (iii) thorough review of significant contracts for key accounting ramifications, as well as (B) undue reliance on the findings and conclusions of third-party specialists without an appropriate level of internal review, and (C) limited segregation of duties and access rights controls over information systems at Subsidiaries without compensating corporate procedures and controls. These weaknesses were previously described in our annual report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock and have since acquired three additional businesses. Since becoming a publicly-traded company, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting. Recent efforts in this regard include hiring a corporate controller, implementing steps to establish a company-wide system of uniform account classifications and commencing a plan to migrate all operations to common information systems. However, implementing effective processes and systems for financial reporting is a significant task and an integral part of our integration plan for acquired businesses. The integration is still in progress and is likely to require substantial resources at significant cost over an extended period of time to complete.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in “Evaluation of Disclosure Controls and Procedures” above with respect to the ongoing implementation of steps to remediate weaknesses.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation related to normal business operations. We vigorously defend ourself in litigation. We are not currently a party to, and our property is not subject to, any legal proceedings likely to materially affect our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	First Amendment to Amended and Restated Multicurrency Credit Agreement and Waiver

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PR	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Fenix Parts, Inc.

Dated: June 28, 2016	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)