Form 10-Q
period 2016-06-30
Fenix Parts, Inc.
filed 2017-02-21
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At February 21, 2017, the registrant had issued and outstanding an aggregate of 20,141,941 shares of Common Stock.

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

FENIX PARTS, INC.
FORM 10-Q

PART I -	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,243	$2,827
Accounts receivable, net of allowance $426 and $460	6,968	6,834
Inventories, net	33,227	38,892
Prepaid expenses and other current assets	911	545
Total current assets	42,349	49,098
Property and equipment	13,860	13,103
Accumulated depreciation and amortization	(2,570)	(1,494)
Property and equipment, net	11,290	11,609
Goodwill	37,575	76,812
Intangible assets, net	34,313	33,786
Indemnification receivables	2,562	5,078
Other non-current assets	3,481	3,455
TOTAL ASSETS	$131,570	$179,838

LIABILITIES
Current liabilities:
Accounts payable	$3,700	$3,456
Accrued expenses	2,361	2,847
Contingent consideration liabilities - current	8,972	9,345
Current debt under credit facility, net of issuance costs	21,673	793
Other current liabilities	2,164	1,728
Total current liabilities	38,870	18,169
Deferred warranty revenue, net of current portion	435	227
Long-term related party obligations, net of current portion	1,086	2,071
Long-term debt under credit facility, net of current portion	—	19,645
Contingent consideration liabilities, net of current portion	—	6,085
Deferred income tax liabilities	11,784	15,624
Reserve for uncertain tax positions	3,075	5,733
Other non-current liabilities	2,862	2,500
Total non-current liabilities	19,242	51,885
TOTAL LIABILITIES	58,112	70,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,956,907 and 19,926,868 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	138,424	136,398
Accumulated other comprehensive loss	(2,630)	(4,247)
Accumulated deficit	(70,756)	(30,787)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	65,058	101,384
Noncontrolling interest	8,400	8,400
Total shareholders’ equity	73,458	109,784
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,570	$179,838

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2016	2015	2016	2015
Net revenues	$34,234	$11,471	$66,416	$11,471
Cost of goods sold	20,760	10,008	37,842	10,008
Gross profit	13,474	1,463	28,574	1,463
Selling, general and administrative expenses	12,241	6,764	24,605	6,713
Outside service and professional fees	1,156	864	3,341	3,413
Depreciation and amortization	1,155	709	2,362	709
Change in fair value of contingent consideration liabilities	(2,977)	809	(6,982)	809
Change in indemnification receivable	427	—	2,516	—
Goodwill impairment	—	—	45,300	—
Operating income (loss)	1,472	(7,683)	(42,568)	(10,181)

Interest expense	(500)	(22)	(755)	(22)
Other income (expense), net	151	(1,573)	243	(1,704)
Income (loss) before income tax benefit	1,123	(9,278)	(43,080)	(11,907)
Benefit for income taxes	(270)	(5,304)	(3,111)	(5,304)
Net income (loss)	$1,393	$(3,974)	$(39,969)	$(6,603)

Earnings (loss) per share available to common shareholders:
Basic	$0.07	$(0.33)	$(1.92)	$(0.91)
Diluted	$0.07	$(0.33)	$(1.92)	$(0.91)

Weighted average common shares outstanding:
Basic	19,799,664	11,388,524	19,732,005	7,003,537
Diluted	19,971,437	11,388,524	19,732,005	7,003,537

Dividends paid	$0.00	$0.00	$0.00	$0.00

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$1,393	$(3,974)	$(39,969)	$(6,603)
Foreign currency translation adjustment	(9)	(705)	1,617	(705)
Net comprehensive income (loss)	$1,384	$(4,679)	$(38,352)	$(7,308)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in capital	Accumulated other comprehensiveloss	Accumulated deficit	Noncontrolling interest	Total shareholders’ equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2015	19,926,868	$20	$136,398	$(4,247)	$(30,787)	$8,400	$109,784
Leesville retention bonus	—	—	790	—	—	—	790
Share based awards	30,039	—	1,236	—	—	—	1,236
Foreign currency translation adjustment	—	—	—	1,617	—	—	1,617
Net loss	—	—	—	—	(39,969)	—	(39,969)
Balance as of June 30, 2016	19,956,907	$20	$138,424	$(2,630)	$(70,756)	$8,400	$73,458
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net loss	$(39,969)	$(6,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,877	710
Share-based compensation expense	2,026	478
Non-cash rent expense	463	(61)
Deferred income taxes	(629)	(5,324)
Deferred warranty revenue	515	—
Reversal of reserves for uncertain tax positions	(2,658)	11
Reduction in indemnification asset	2,516	—
Amortization of inventory fair value mark up	1,402	2,717
Lower value of acquired inventory	(1,777)	—
Retrospective inventory opening balance sheet adjustment	(2,221)	—
Change in fair value of contingent consideration liabilities	(6,982)	809
Make whole provision for pre-IPO investors	—	1,827
Goodwill impairment	45,300	—
Change in assets and liabilities
Accounts receivable	(174)	(4,099)
Inventories	(2,259)	(701)
Prepaid expenses and other current assets	(319)	(254)
Accounts payable	220	(1,055)
Accrued expenses	629	1,005
Other current liabilities	(977)	3,791
Net cash used in operating activities	(2,017)	(6,749)
Cash flows from investing activities
Capital expenditures	(535)	(70)
Purchases of companies, net of cash acquired	(149)	(85,761)
Net cash used in investing activities	(684)	(85,831)
Cash flows from financing activities
Net proceeds from initial public offering	—	101,289
Net proceeds from other issuances of common stock	—	250
Borrowings on revolving credit line	1,615	10,000
Payments on term loan	(375)	(125)
Debt issuance cost	(52)	(438)
Proceeds from other debt financing	—	213
Net cash provided by financing activities	1,188	111,189
Effect of foreign exchange fluctuations on cash and cash equivalents	(71)	(18)
Increase (decrease) in cash and cash equivalents	(1,584)	18,591
Cash and cash equivalents, beginning of period	2,827	453
Cash and cash equivalents, end of period	$1,243	$19,044
Supplemental cash flow disclosures:
Cash paid for interest	$523	$8
Noncash transactions:
Equity issued for purchases of Subsidiaries	$—	$33,733
Accrued future consideration for acquisitions	$—	$8,620
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Financial Condition

Description of Business
Fenix Parts, Inc. and subsidiaries (the “Company” or “Fenix”) are in the business of automotive recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled products. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, and from the sale of extended warranty contracts.

Liquidity and Financial Condition
Since its inception in January 2014, Fenix’s primary sources of ongoing liquidity are cash flows from operations, cash provided by bank borrowings, proceeds from private stock sales, and the $101.3 million in net proceeds from its initial public offering (“IPO”) of common stock completed in May 2015. The Company has incurred operating losses since its inception and expects to continue to report operating losses for the foreseeable future as it integrates the subsidiaries it has acquired (see Note 3 below) and amortizes asset write-ups and intangibles assets established at acquisition. Fenix may never become profitable if it cannot successfully integrate and grow the acquired operations and reduce the level of outside professional fees that have been incurred during 2015 and 2016. During the year ended December 31, 2015, the Company recorded a net loss of $26.0 million, and cash used in operating activities was $15.8 million. For the three and six months ended June 30, 2016, the Company recorded net income of $1.4 million and net loss of $40.0 million, respectively. The six month period includes an impairment of goodwill of $45.3 million (see Note 10 below), somewhat offset by the favorable impact on costs of goods sold attributable to an adjustment to the value assigned to acquired inventories (see Note 3 below) and reductions in the estimated fair value of contingent consideration liabilities (see Note 5 below). As of June 30, 2016, Fenix had an accumulated deficit of $70.8 million.

Effective December 31, 2015, the Company entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. (the “Amended Credit Facility” or “Credit Facility”) (see Note 4 below for further details) which replaced the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed in Note 4, below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility, and the term remained as five years from the date of the Original Credit Facility, expiring on May 19, 2020. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described in Note 4, below, were further clarified and amended. As of June 30, 2016, after classifying all the Credit Facility debt as a current liability as discussed further below, the Company had working capital of $3.5 million, including cash and cash equivalents of $1.2 million. As of June 30, 2016, the Company owed $22.1 million under the Amended Credit Facility (consisting of a term loan with a balance of $9.3 million and a revolving credit facility with a balance of $12.8 million), and had $6.4 million in outstanding standby letters of credit.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets and the stock of its domestic subsidiaries, which also guaranty the borrowings, and 66% of the stock of its direct Canadian Subsidiary, Fenix Canada (other than its exchangeable preferred shares). The Credit Facility contains financial covenants with which the Company must comply which are described further in Note 4. Compliance with the financial covenants is measured quarterly and determines the amount of additional available credit, if any, that will be available in the future. The Credit Facility also contains other customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of the Company’s affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change in control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated. As of June 30, 2016 and September 30, 2016, the Company was in breach of the Credit Facility’s Borrowing Base and Total Leverage Ratio requirements as defined in Note 4, as well as the requirement for timely delivery of certain quarterly certificates and reports. As a result, all of the Credit Facility debt is reported in the accompanying balance sheet as a current liability at June 30, 2016 and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As of June 30, 2016 and September 30, 2016, the Company was in breach of certain financial covenants contained in the Credit Facility. The failure to operate within the requirements of these financial covenants was due primarily to (i) lower asset values as a result of reductions during 2016 to the aggregate estimated fair value of inventory acquired as part of the purchase of Subsidiaries, which have reduced the Company’s borrowing base, (ii) limits on certain non-cash adjustments to calculate EBITDA for covenant compliance, including the $2.0 million correction of goodwill impairment discussed in Note 2 below, and (iii) EBITDA during the third quarter of 2016 that was lower than forecasted because of a decline of approximately 5% in quarterly net revenues (as compared to a Company record level of net revenues for the quarter ended June 30, 2016) and higher operating expenses, including significant accounting, legal and other fees, primarily as a result of the transition to a new public accounting firm beginning in July 2016 and the SEC inquiry discussed in Note 11, which have forced the Company to incur significant accounting and legal fees during the second half of 2016.

Management has been and remains highly focused on maximizing cash flows from operations and, to the extent possible under the circumstances, minimizing the cost of outsourced professional fees. Although scrap metal prices, which declined by more than 20% on average from the second to the third quarter of 2016, have increased since September 30, 2016, and the Company’s expectation is that the current high level of professional fees should decline after the first quarter of 2017, the Company still may not be able to comply with all the financial covenants contained in its Credit Facility in future periods unless those requirements are waived or amended or unless the Company can obtain new subordinated debt or equity financing. The Board of Directors and management continue to evaluate alternative strategies and capital structures, but there are no guarantees these discussions or negotiations will be successful. If the Company is unable to ultimately reach agreement with its lender, obtain waivers, find acceptable alternative financing or obtain equity contributions, the Company’s Credit Facility lender could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to pay the then current portion of the Credit Facility. In addition, the Company has significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and it will need access to additional credit to be able to satisfy these obligations.

As a result of the above, substantial doubt exists regarding the ability of the Company to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business within one year from the date of this filing.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto as of and for the year ended December 31, 2015. The Company continues to follow the accounting policies set forth in those consolidated financial statements, including its inventory accounting policy, which is reiterated as follows: Inventories consist entirely of recycled OEM and aftermarket products, including car hulls and other materials that will be sold as scrap and, to a lesser extent, used cars and motorcycles for resale. Inventory costs for recycled OEM parts are established using a retail method of accounting.  Parts are dismantled from purchased vehicles and a retail price is assigned to each dismantled part. The total retail price of the inventoried parts is reduced by the estimated balance of parts that will be subsequently sold for scrap or discounted to a reduced expected selling price.   These scrap and discount estimates are significant and require application of complex assumptions and judgments that are subject to change from period to period. The cost assigned to the salvaged parts and scrap is determined using the average cost-to-sales percentage at each operating facility and applying that percentage to the facility’s inventory at expected selling prices. The average cost-to-sales percentage is derived from each facility’s historical sales and actual cost paid for salvage vehicles purchased at auction or procured from other sources. The Company also capitalizes direct labor and overhead costs incurred to dismantle salvaged parts and prepare the parts for sale. With respect to self-service inventories, costs are established by calculating the average sales price per vehicle, including its scrap value and part value, applied to the total vehicles on-hand. Inventory costs for aftermarket parts, used cars and motorcycles for resale are established based upon the price the Company pays for these items. All inventory is recorded at the lower of cost or market value. The market value of the Company's inventory is determined based on the nature of the inventory and anticipated demand. If actual demand differs from the Company's earlier estimates, reductions to inventory carrying value are made in the period such determination is made.

Management believes that these interim consolidated financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2016 and the results of its operations and cash flows for the periods ended June 30, 2016 and 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. The consolidated Company represents a single operating segment.

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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company uses estimates in accounting for, among other items, inventory valuation using the retail method of accounting and reserves for potentially excess and unsalable inventory, contingent consideration liabilities, uncertain tax positions and certain other assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications have no impact on net income, cash flows, total assets or shareholders’ equity as previously reported.

Correction of Immaterial Errors
The Company previously incorrectly presented the net value of its above and below market long-term leases in its balance sheet. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods. In the current period, the Company has corrected this immaterial error such that above market leases are recorded in other non-current assets and below market leases are recorded in non-current liabilities as shown in the table below.

(In thousands)	December 31, 2015
Previous presentation
Other non-current assets	$1,218
Current presentation
Other non-current assets	$3,388
Other non-current liabilities	$2,170

In the first quarter of 2016, the Company failed to eliminate a portion of sales and purchases between certain subsidiaries. In addition, subsequent to reporting first quarter results, the Company determined that its first quarter adjustment of $7.3 million to reduce the aggregate estimated fair value of inventory acquired as part of the purchase of its Subsidiaries should have been $10.7 million. This fair value adjustment also has an impact on the previously reported goodwill impairment and income tax expense. Finally, the Company determined that the $2.5 million income recorded in the first quarter of 2016 for the estimated change in fair value of contingent consideration should have been $1.5 million higher due to the decline in scrap metal prices and decreased volume at the Company’s Canadian locations which are subject to the contingent consideration agreement. The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SAB No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatements, individually and in the aggregate, were not material to the preceding interim period. In the current period, the Company has corrected these immaterial errors such that net revenues and costs and expenses for the three months ended March 31, 2016, as adjusted below reflect the proper amount of (i) intercompany sales eliminations, (ii) costs related to the adjustment to the aggregate estimated fair value of acquired inventory and goodwill impairment, and (iii) changes in contingent consideration liabilities. See Note 3 for further discussion regarding the adjustment to the estimated fair value of inventory acquired and the impact on cost of goods sold.

	Three Months Ended March 31, 2016
(In thousands)	As Previously Reported	Additional Elimination	Acquired Inventory Fair Value Adjustment	Contingent Consideration Adjustment	As Adjusted	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net revenues	$32,795	$(613)	$—		$32,182	$34,234	$66,416
Cost of goods sold	18,329	(613)	(634)		17,082	20,760	37,842
Change in fair value of contingent consideration liabilities	(2,505)			(1,500)	(4,005)	(2,977)	(6,982)
Goodwill impairment	43,300		2,000		45,300	—	45,300
Benefit for income taxes	(3,320)		479		(2,841)	(270)	(3,111)

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250), this amendment states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this update. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) (a consensus of the Emerging Issues Task Force).  ASU 2016-15 addresses eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related financial disclosures.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated ASU changes the accounting for certain aspects of share-based payment awards to employees and requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted.

The Company adopted ASU 2016-09 effective April 1, 2016 as there have been no forfeitures or exercises, this standard has not had an effect on these unaudited condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption of the amendment in the update is permitted. While the Company is currently evaluating the effect this standard will have on its consolidated financial statements and timing of adoption, we expect that upon adoption, the Company will recognize ROU assets and lease liabilities and those amounts could be material.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. In August 2015, the FASB deferred the effective date by one year to January 1, 2018, while providing the option to early adopt the standard on the original effective date of January 1, 2017. The Company plans to adopt this update on January 1, 2018. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the adoption alternatives, which include utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing historical accounting policies and practices to the new standard to identify potential differences from applying the requirements of the new standard to its contracts. The Company has not yet selected a transition method and is currently evaluating the impact it may have on its consolidated financial statements and related disclosures.

Note 3. Acquisitions

2015 Acquired Companies
On May 19, 2015, Fenix closed on combinations with the eleven Founding Companies and subsequently during 2015 acquired three companies, all of which are engaged in the business of automotive recycling. Of the total purchase consideration of $154.6 million, $110.9 million was paid in cash, $35.3 million represents stock consideration issued in the acquisitions and potentially issuable under contingent consideration agreements, and $8.4 million represents discounted cash payments to be made up to 15 years after the acquisitions. The total purchase consideration includes adjustments identified through May 2016, as part of working capital true-ups and other contractual adjustments to the purchase consideration, which resulted in a net increase in the goodwill previously reported of $0.1 million.

The table below summarizes the approximate fair values of the aggregate assets acquired and liabilities assumed at the respective dates of acquisitions, and incorporates the provisional adjustments in measurement since they were previously reported at December 31, 2015 through June 30, 2016. These estimates and assumptions as they relate to the three companies acquired after the IPO in 2015 are subject to additional changes during the purchase price measurement period and could change materially as the Company finalizes the valuations of these assets and liabilities. The measurement period is one year from the date of the acquisition.

(In thousands)		Opening Balance Sheet as Previously Reported	Adjustments During the Three Months Ended March 31, 2016	Additional Adjustments for the Three Months Ended March 31, 2016	Adjusted Opening Balance Sheet
Cash and other current assets		$8,666	$—	$—	$8,666
Inventories	(i)	47,794	(7,260)	(3,462)	37,072
Property and equipment	(ii)	13,235	—	—	13,235
Other non-current assets	(iii)	5,271	—	—	5,271
Intangible assets	(iv)	37,396	1,620	90	39,106
Current liabilities		(7,572)	—	—	(7,572)
Reserve for uncertain tax positions		(5,760)	—	—	(5,760)
Deferred income taxes, net	(v)	(24,168)	2,386	1,372	(20,410)
Non-current liabilities		(422)	—	—	(422)
Total net identifiable assets acquired		74,440	(3,254)	(2,000)	69,186
Goodwill		80,023	3,648	1,755	85,426
Total net assets acquired		$154,463	$394	$(245)	$154,612

During the three months ended March 31, 2016, the Company reduced the aggregate estimated value of the acquired inventories by $7.3 million to reflect the most recent historical information available regarding excess and unsaleable parts acquired as well as sales discounts given to sell certain acquired parts. This inventory adjustment resulted in a $1.6 million increase in intangible assets (customer relationships), a $2.4 million reduction in deferred income taxes and a $3.3 million increase in goodwill. In accordance with ASU No. 2015-16 which is as discussed in Note 2 above, the adjustment also resulted in a reduced charge to cost of goods sold during the three months ended March 31, 2016 of approximately $3.4 million consisting of $2.1 million for the opening inventory mark up to fair value (see (i) below) and $1.3 million related to the lower value of acquired inventories sold between the respective acquisition dates and December 31, 2015. The $2.1 million adjustment to the opening inventory markup had a related $0.8 million deferred tax liability.

During the three months ended June 30, 2016, the Company reduced the aggregate estimated value of the acquired inventories by an additional $3.5 million to more accurately reflect excess and unsaleable parts acquired as well as sales discounts given to sell certain acquired parts. As the information necessary to make these determinations was available through March 2016, the additional reduction of $3.5 million in the estimated value of acquired inventories should have been recorded in the consolidated financial statements as of and for the three months ended March 31, 2016. See Note 2 for further information on the correction of this immaterial error. This additional inventory adjustment also resulted in a $0.1 million increase in intangible assets (customer relationships), a $1.4 million reduction in deferred income taxes and a $2.0 million increase in goodwill. In accordance with ASU No. 2015-16 which is discussed in Note 2 above, this additional adjustment to acquired inventories also resulted in an additional reduction to cost of goods sold applied to the three months ended March 31, 2016 of approximately $0.6 million consisting of $0.1 million for the opening inventory mark up to fair value (see (i) below) and $0.5 million related to the lower value of acquired inventories sold between the respective acquisition dates and December 31, 2015. The $2.2 million aggregate adjustment to the opening inventory markup had a related $1.0 million deferred tax liability. The $2.2 million and the $1.0 million were previously recorded through the prior period operations and were recorded through the operating results as adjusted for the three months ended March 31, 2016 within the cost of goods sold and the tax benefit line items, respectively.

Included in the fair value allocation reflected in the table above are the various valuations described below which are primarily based on Level 3 inputs:

(i)
Inventory was marked up to 90% of its estimated selling price representing the inventory’s fair market valuation, with selling costs and related profit margin estimated at all Subsidiaries to be 10%. This fair value mark up adjustment to inventory, after a reduction of $2.2 million for the opening balance sheet adjustment described above, totaled approximately $7.8 million, of which $0.5 million and $1.4 million was amortized as an additional charge recorded in cost of goods sold during the three and six months ended June 30, 2016, respectively. This fair value mark up adjustment was completely amortized through June 30, 2016 as the acquired inventory was expected to be sold within six to nine months.

(ii)
Assumptions for property and equipment valuation, which are based on cost and market approaches, are primarily data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment was determined based on historical experience using such assets, and varies from 1 - 6 years depending on the acquired company and nature of the assets. All property and equipment is being depreciated using the straight-line method.

(iii)
The Company may recover amounts from the former owners of certain of the acquired companies if the Company is required to make certain income tax or other payments as defined in the relevant acquisition agreements after the acquisition. In the case of the Founding Companies, the Company’s right to these tax related indemnifications is generally subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition and a survival period of three years from the date of their acquisition. During the three and six months ended June 30, 2016, the Company reversed $0.4 million and $2.5 million, respectively, of indemnification receivables through a charge in the accompanying consolidated statement of operations, as the statute of limitations expired on the tax-related indemnity as discussed further in Note 9 below.

(iv)	The table below summarizes the aggregate gross intangible assets recorded:

(In thousands)
Trade names	$6,122
Customer relationships	31,308
Covenants not to compete	1,676
Total	$39,106
Amortization expense for intangible assets was $0.9 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Pro Forma Results
The following table shows the combined pro forma net revenues and net loss of the Company as if all acquisitions of its Subsidiaries had occurred on January 1, 2015:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Net revenues	$31,999	$63,387
Net loss	$(199)	$(3,039)

Pro forma combined net revenues consisted of:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Recycled OE parts and related products	$27,349	$54,668
Other ancillary products (scrap)	4,650	8,719
Total	$31,999	$63,387

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

Note 4. Bank Credit Facility

Amended and Restated Credit Facility
Effective December 31, 2015, the Company entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. (the “Amended Credit Facility” or “Credit Facility”) which replaced the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”). The Amended Credit Facility contained substantially the same terms as the

Original Credit Facility except for adjustments to covenants which are discussed below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described below, were further clarified and amended.

The Credit Facility consists of $25.0 million as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian Dollar revolving loans, with a $2.5 million sublimit for letters of credit. The Company borrowed the remaining $10.0 million as a term loan concurrently with its IPO in May 2015. Proceeds of the credit facility can be used for capital expenditures, working capital, permitted acquisitions, and general corporate purposes. The term of the revolving credit facility and the term loan facility is 5 years from the date of the Original Credit Facility with each expiring on May 19, 2020. The Amended Credit Facility and both subsequent amendments were determined to be modifications under ASC 470-50 of the Original Credit Facility that was entered into at the time of the IPO.

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

The Company’s U.S. Dollar borrowings under the Amended Credit Facility bear interest at fluctuating rates, at the Company’s election in advance for any applicable interest period, by reference to the “base rate”, “Eurodollar rate” or “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is determined quarterly based on the Company’s Total Leverage Ratio, as described below. The borrowings were subject to interest rates ranging from 3.57% - 4.66% at June 30, 2016.

The Canadian Dollar borrowings under the Credit Facility bear interest at fluctuating rates, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Amended Credit Facility. The Canadian Prime Rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is determined quarterly based on the Company’s Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after March 31, 2016 on Canadian borrowings under the Credit Facility is 2.75% on base rate loans.

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
The Credit Facility also contains financial covenants with which the Company must comply on a quarterly or annual basis, which have been amended since entering into the Original Credit Facility, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all indebtedness (a) for borrowed money, (b) for the purchase price of goods or services, (c) secured by assets of the Company or its Subsidiaries, (d) for any capitalized leases of property, (e) for letters of credit or other extensions of credit, (f) for payments owed regarding equity interests in the Company or its Subsidiaries, (g) for interest rate, currency or commodities hedging arrangements, or (h) for any guarantees of any of the foregoing as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. The Company must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA, instead of using the EBITDA for the prior four quarters. A similar annualization adjustment will be made for unfinanced capital expenditures for the same period. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, and other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant, which was revised effective March 31, 2016. Net worth is defined as the total shareholders’ equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. The Amended Credit Facility includes a mandatory prepayment clause requiring certain cash payments when EBITDA exceeds defined requirements for the most recently completed fiscal year. These prepayments will be applied first to outstanding term loans and then to the revolving credit.

The Company also is subject to a limitation on its indebtedness based on quarterly calculations of a Borrowing Base.  The Borrowing Base is determined based upon Eligible Receivables and Eligible Inventory and is calculated separately for the United States and Canadian borrowings.  If the total amount of principal outstanding for revolving loans, letters of credit and other defined obligations is in excess of the Borrowing Base, then the Company is required to repay the difference or be in default of the Credit Facility.

As of June 30, 2016, the Company owed $22.1 million under the Credit Facility as shown in the table below. The Company also had $6.4 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and the Company’s property and casualty insurance program. As of June 30, 2016 and September 30, 2016, for reasons described in Note 1, the Company was in breach of the Credit Facility’s Borrowing Base and Total Leverage Ratio requirements, as well as the requirement for timely delivery of certain quarterly certificates and reports for the second and third quarter of 2016. Since the Company is in default as of the date that this Second Quarter report on Form 10-Q is being filed, all of the Credit Facility debt is reported in the accompanying balance sheet as a current liability and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

The Company’s Board of Directors and management continue to evaluate alternative strategies and capital structures, but there are no guarantees these discussions or negotiations will be successful. If the Company is unable to reach agreement with its lender, obtain waivers, find acceptable alternative financing or obtain equity contributions, its lender could elect to declare some or all of the amounts outstanding under the Credit Facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to pay the then current portion of the Credit Facility.

Maturities of Credit Facility
The following is a summary of the components of the Company’s Credit Facility debt and amounts outstanding at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Obligations:
Term loan	$9,250	$9,625
Revolving credit facility	12,815	11,200
Total debt	22,065	20,825
Less: long-term debt issuance costs	(292)	(299)
Less: short-term debt issuance costs	(100)	(88)
Total debt, net of issuance costs	21,673	20,438
Less: current maturities, net of debt issuance costs	(21,673)	(793)
Long-term debt, net of issuance costs	$—	$19,645

There have been no additional borrowings under the Credit Facility since June 30, 2016.

Scheduled maturities, which the Company continues to follow, are as follows for the periods ending June 30; however, as described above, the Company is in default under the Credit Facility and the lender could elect to declare some or all of the amounts shown below as immediately due and payable and therefore all the debt is classified as a current liability in the accompanying balance sheet.

(In thousands)	2017	2018	2019	2020	Total
Revolving credit facility	$—	$—	$—	$12,815	$12,815
Term loan	1,000	1,000	1,000	6,250	9,250
Debt issuance costs	(113)	(113)	(113)	(53)	(392)
Total	$887	$887	$887	$19,012	$21,673

Debt Issuance Costs
As noted above, the Company entered into the Amended Credit Facility effective December 31, 2015 and a first amendment effective as of March 31, 2016, that was deemed under ASC 470 to be a modification of the Original Credit Facility. As such, debt issuance costs will continue to be amortized over the remaining term of the Amended Credit Facility. As the termination date of the Amended Credit Facility is the same as the Original Credit Facility, this did not change the continuing impact of previous debt issuance costs.

In connection with the original agreement, the Company incurred $438,000 in original debt issuance costs during 2015 and an additional $52,000 in amendment charges during the three months ended June 30, 2016, which are netted against the term loan balance and are being amortized over the term of the Original Credit Facility. The amortized debt issuance costs are recognized as interest expense in the condensed consolidated statement of operations and amounted to $25,000 and $47,000 for the three and six months ended June 30, 2016, respectively.

Note 5. Contingent Consideration Liabilities

As part of the consideration for three of the Founding Companies, the Company entered into contingent consideration agreements with certain of the selling shareholders, as described in the paragraphs below. Under the terms of the contingent consideration agreements, additional consideration will be payable to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. The fair value of the aggregate contingent consideration was initially estimated as $10.2 million and recorded in the consolidated financial statements at the acquisition date based on independent valuations considering the Company’s initial projections for the relevant Founding Companies, the respective target levels, the relative weighting of various future scenarios and a discount rate of approximately 5.0%. Management periodically reviews the amount of contingent consideration that is likely to be payable under current operating conditions and has since adjusted the initial liability as deemed necessary, with such subsequent adjustments being recorded through the consolidated statement of operations as an operating charge or credit. In the event that there is a range of possible outcomes, the Company applies a probability approach to determine the estimated obligation to be recorded at the end of an accounting period.

For the combination with Jerry Brown, Ltd. (“Jerry Brown”), the Company is required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, the Company recorded a liability for the acquisition date fair value of the contingent consideration of $2.5 million and increased this liability by $5.1 million during 2015 based on substantial operating improvements and management’s budget for Jerry Brown for 2016. Based on results actually achieved during the first half of 2016, EBITDA is now estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability was reduced by $2.3 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2016, of which $0.9 million was recorded during the three months ended June 30, 2016. As of June 30, 2016, the total contingent consideration liability attributable to the Jerry Brown acquisition was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned, and (b) $3.5 million estimated for the EBITDA target which will be determined in 2017. The Company expects to fund these payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers, Inc. (“Eiss Brothers”) and End of Life Vehicles Inc., Goldy Metals Incorporated, and Goldy Metals (Ottawa) Incorporated (collectively, “the Canadian Founding Companies”) provide for a holdback of additional consideration which will be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of Fenix common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on management’s evaluation of the likelihood of meeting these performance targets for these two acquisitions, a liability of $7.8 million was recorded at the acquisition date for the fair value of the aggregate contingent consideration, which included the present value of the estimated cash portion and the then-current value of the Fenix common stock and the Exchangeable Preferred Shares held in escrow. While management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, the contingent consideration liability for the Canadian Founding Companies was reduced during the six months ended June 30, 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires the Company to estimate contingent consideration at fair value using possible outcomes. As the amount of the contingent consideration is currently in dispute, the Company has recorded the estimated contingent consideration liability for the Canadian Founding Companies as of June 30, 2016 based on the result of its assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement. As a result of all these factors, the estimated fair value of the aggregate contingent liability due to the former owners of Eiss Brothers and the Canadian Founding Companies was reduced by $2.1 million and $4.2 million, and an exchange rate gain of $0.0 million and $0.5 million was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively. The Company expects to fund any cash payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under the Credit Facility.

The period for calculating all contingent consideration liabilities was complete as of June 30, 2016, except for Jerry Brown’s uncapped EBITDA contingency. The Company is currently in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have agreed to extend the period for finalizing the calculation past the date of this filing to provide additional time for the parties to agree on the final consideration. If the parties are unable to ultimately agree, the matter will be subject to arbitration.

Note 6. Common Stock and Preferred Shares

Fenix was formed and initially capitalized in January 2014 by a group of investors, including the Chief Executive and the Chief Financial Officers, who paid nominal cash consideration for an aggregate of 1.8 million shares of Fenix common stock. In March and April 2014, Fenix issued and sold an aggregate of 402,000 shares of common stock for a purchase price of $5.00 per share. During the period of September 2014 through May 2015, Fenix issued and sold an aggregate of 546,927 shares of common stock for an ultimate purchase price of $6.50 per share. Of these shares, 20,000 were issued to certain investors for no cash consideration in order to effectively convert their $7.50 per share investments to $6.50 per share investments. Such issuances resulted in a charge to other income (expense), net in January 2015 of $131,000.

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

Note 7. Share-Based Compensation

Fenix’s 2014 Incentive Stock Plan (the “Plan”) was adopted by the Board of Directors in November 2014 and went into effect January 6, 2015 after it was approved by the Company’s shareholders. The Plan was amended by the Board of Directors and restated effective July 8, 2015 and again in November 2015, effective December 1, 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity bonuses), and other awards (which may be based in whole or in part on the value of the Company’s common stock). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. No awards were granted prior to the IPO. As of June 30, 2016, the Company had 754,000 shares available for share-based awards under the Plan. The Plan requires that each restricted stock unit and restricted stock award issued reduce shares available by two shares.

Share-based compensation is included in selling, general and administrative expenses in the consolidated statements of operations. The components of share-based compensation were as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	$354	$62	$934	$62
Restricted stock grants	165	—	252	—
Leesville bonus shares	249	285	790	285
Other restricted or unregistered share issuances	—	131	50	131
Total share-based compensation	$768	$478	$2,026	$478

Stock Options
Stock options granted to employees under the Plan typically have a 10-year life and vest in equal installments on each of the first four anniversary dates of the grant, although certain awards have been made with a shorter vesting period. The Company calculates stock compensation expense for employee option awards based on the grant date fair value of the award, less actual annual forfeitures, and recognizes expense on a straight-line basis over the service period of the award. Stock options granted to non-executive directors vest on the first anniversary of the award date. Stock compensation expense for these awards to non-executive directors is based on the grant date fair value of the award and is recognized on a straight-line basis over the one-year service period of the award.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of similar companies’ common stock for a period equal to the expected life of the option; (3) expected life of the option – an estimate based on industry historical experience including the effect of employee terminations; and (4) expected dividend yield - an estimate of cash dividends. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. For the 2015 and 2016 equity award grants, there were no forfeitures applied due to the lack of historical forfeiture experience to date.

Based on the results of the model, the fair value of the stock options granted during the first six months of 2016 ranged from $1.20 to $1.54 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.3 - 1.85%
Expected volatility	30.0%
Expected life of option	6.3 years

Stock option activity for the six months ended June 30, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2015	1,596,297	$9.02
Granted	35,000	4.21
Exercised	—	—
Expired or forfeited	—	—
Outstanding on June 30, 2016	1,631,297	$8.92	9.02	$8,000
Exercisable on June 30, 2016	429,316	$8.88	8.93	$—

At June 30, 2016, there was $2.6 million of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 3.0 years.

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

A summary of restricted stock units activity for the six months ended June 30, 2016 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2015	150,000	$9.68
Granted	29,332	4.23
Forfeited	—	—
Vested	19,332	4.00
Unvested restricted stock units at June 30, 2016	160,000	$9.37

At June 30, 2016, there was $1.2 million of unrecognized compensation costs related to restricted stock units to be recognized over a weighted average period of 3.5 years.

The Company’s Director Compensation Policy provides that non-employee directors may elect to receive shares of fully-vested restricted stock in lieu of cash compensation based on the average closing price of the Company’s common stock during the period of service. During the three and six months ended June 30, 2016, the Company issued 19,332 fully-vested restricted shares to the directors making such election for the period of service from January 1, 2016 to May 24, 2016 (date of the Annual Meeting) and recorded compensation expense of approximately $0.1 million.

Leesville Bonus Shares
The Company issued 271,112 restricted shares of common stock as part of the closing of the Leesville acquisition for post-combination services of certain Leesville employees. The shares fully vested on May 13, 2016, twelve months after the grant date.

Employee Stock Purchase Plan
At the Company’s Annual Meeting on May 24, 2016, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESP Plan”) effective June 1, 2016. The number of shares authorized for purchase under the ESP Plan is 750,000. The first offering period commenced on July 1, 2016.

Note 8. Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Canada preferred shares do not entitle the holders to any dividends or distributions and therefore, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares are considered participating securities and therefore share in the Company’s net income (loss) of the period since being issued on May 19, 2015. Diluted income (loss) per share includes the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion is dilutive.

The calculations of income (loss) per share are as follows:

(In thousands except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Income (Loss) per Common Share:
Net income (loss)	$1,393	$(3,974)	$(39,969)	$(6,603)
Net income (loss) allocable to Fenix Canada preferred shares	70	(175)	(2,019)	(239)
Net income (loss) available to common shares	$1,323	$(3,799)	$(37,950)	$(6,364)
Weighted-average common shares outstanding	19,799,664	11,388,524	19,732,005	7,003,537
Basic income (loss) per common share	$0.07	$(0.33)	$(1.92)	$(0.91)

Diluted Income (Loss) per Common Share:
Net income (loss)	$1,393	$(3,974)	$(39,969)	$(6,603)
Net income (loss) allocable to Fenix Canada preferred shares	78	(175)	(2,019)	(239)
Net income (loss) available to common shares	$1,315	$(3,799)	$(37,950)	$(6,364)
Dilution from stock options and unvested RSUs	171,773	0	0	0
Weighted-average common shares outstanding	19,971,437	11,388,524	19,732,005	7,003,537
Diluted income (loss) per common share	$0.07	$(0.33)	$(1.92)	$(0.91)

The Company has 11,667 common shares and 280,000 shares of Fenix Canada exchangeable preferred stock held in escrow relating to contingent consideration agreements relating to certain acquired companies. These shares are not included in basic income loss per share or in the shares used to calculate the net income (loss) attributable to Fenix Canada preferred shares and will not be included until the contingencies relating to their issuance have been determined, and some, all or none of these shares have been issued. Outstanding stock options and unvested restricted stock units described in Note 7 above are not included in the computation of diluted loss per share for any periods during which the inclusion of such equity equivalents would be anti-dilutive. The Leesville bonus shares described in Note 7 above are included in the weighted-average common shares outstanding for all periods presented.

Note 9. Income Taxes

For interim periods, the Company estimates its effective tax rate for the full year and records an interim provision or benefit, as applicable, at such rate.  The Company’s effective tax rate (benefit) of 7.2% for the six months ended June 30, 2016, differs from the U.S. federal statutory rate of 34% due primarily to the goodwill impairment, for which no tax benefit was recorded as described further in Note 10. Other items impacting the effective tax rate include the reversal of $2.7 million in reserves for uncertain tax positions as described below, state income taxes, differences between U.S. and Canadian income tax rates, changes in the indemnification receivable and the contingent consideration liability which are not tax deductible, and the effect of a valuation allowance recorded for Canadian deferred tax assets. The effective tax rate for the six months ended June 30, 2015 was 44.5%.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company’s uncertain tax position reserves at June 30, 2016, including related accrued interest and penalties of approximately $1.4 million, all relate to tax positions assumed as part of the acquisitions in 2015. These tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. Under certain conditions, payments made by the Company, including interest and penalties, for assumed uncertain tax positions are indemnified by the previous owners of the Subsidiaries for a period of three years from the acquisition in the case of the Founding Companies and for the period of the applicable statute of limitations in the case of the later-acquired companies. As of December 31, 2015, the Company had approximately $5.7 million of uncertain tax position reserves. During the six months ended June 30, 2016, the statute of limitations lapsed without audit for certain tax returns filed by acquired companies for which reserves for uncertain tax positions and indemnification receivables had been established. As a result, the Company reversed $2.7 million of uncertain tax position reserves, which included $1.0 million of accrued interest and penalties, as a credit to the income tax benefit in the condensed consolidated statement of operations. As of June 30, 2016, the remaining uncertain tax position reserves amounted to approximately $3.1 million. Correspondingly, the indemnification receivables were reduced by $2.5 million through a charge to operating expenses, and there is a remaining indemnification receivable of $2.6 million recorded in the balance sheet as of June 30, 2016. If a reserved uncertain tax position results in an actual liability and the Company is unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the applicable indemnity period has expired, there could be a material charge to the Company’s consolidated financial results and reduction of cash resources.

Note 10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance as of December 31, 2015	$76,812
Purchase accounting allocation adjustments, as corrected (see Note 3)	5,648
Exchange rate effects	659
Balance before impairment	83,119
Impairment charge, as corrected (Note 2)	(45,300)
Balance as of March 31, 2016	$37,819
Exchange rate effects	1
Purchase accounting allocation adjustments (see Note 3)	(245)
Balance as of June 30, 2016	$37,575

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

During the first quarter of 2016, the Company’s stock price declined 32% from $6.79/share at December 31, 2015 to $4.60/share at March 31, 2016, and management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since book value at such date no longer exceeded the carrying amount. As such, management applied the second step of the goodwill impairment test and, with consideration of a third party valuation report, calculated an estimated fair value as a hypothetical purchase price for the reporting unit to determine the resulting “implied” goodwill (computed by estimating the fair value of the reporting unit and comparing that estimated fair value to the reporting unit’s carrying value). An excess of a reporting unit’s recorded goodwill over its “implied” goodwill is reported as an impairment charge.

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

In addition to market capitalization analysis the Company re-performed a discounted future cash flow analysis for the purpose of determining the amount of goodwill impairment. Such analysis relies on key assumptions, including, but not limited to, the estimated future cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the WACC and related discount rate used to evaluate the fair value of the reporting unit. In evaluating the key variables this time, management (i) reduced the estimated future cash flows based upon actual results achieved during the three months ended March 31, 2016 and revised projections, and (ii) concluded that the Company’s WACC and terminal growth rates were 13% and 3%, respectively, as compared to 10% and 3% used in the test at October 1, 2015.

Based on the result of this second step of the goodwill impairment analysis as of March 31, 2016, combining the market capitalization and discounted cash flow methodologies, the Company recorded a $45.3 million non-cash charge to reduce the carrying value of goodwill. The Canadian Founding Companies were acquired in 2015 in an asset purchase, and the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada.

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

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. The Company’s intangible assets, net of accumulated amortization, totaled $35.2 million at March 31, 2016 and $34.3 million at June 30, 2016, and consist of trade names, non-competition agreements and customer relationships. The Company, in conjunction with its third party valuation expert, used various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, the Company also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

There were no indicators at June 30, 2016 that caused the Company to revisit the possibility of further impairment for goodwill and for intangible assets. Expected second quarter results and market capitalization were considered as part of the March 31, 2016 analysis, and actual results and other key factors did not deviate from management’s expectations in such a way that would call into question the realizability of goodwill and other long lived assets as of June 30, 2016.

Note 11. Commitments and Contingencies

Operating Leases
Rental expense for operating leases was approximately $0.8 million and $1.6 million during the three and six months ended June 30, 2016, respectively. The Company leases properties from the former owners of the Founding Companies and other related parties. The Company did not enter into any new leases during the six months ended June 30, 2016.

Legal, Environmental and Related Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company maintains insurance for normal business risks and seeks to vigorously defend itself in litigation. The Company also is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Management currently expects that the resolution of any potential contingencies arising from compliance with these laws and regulations will not materially affect the Company’s financial position, results of operations or cash flows.

SEC Inquiry
In September 2016, the Company received a subpoena from the Chicago Regional Office of the SEC requiring the production of various documents, which were all provided during December 2016 and January 2017. The SEC inquiry appears to be focused on the Company’s change during 2016 in its independent registered public accounting firm, its previously announced business combinations and related goodwill impairment charge, the effectiveness of its internal controls over financial reporting and its inventory valuation methodology. The Company’s receipt of a subpoena from the SEC does not mean that it has violated securities laws. Although the Company has incurred substantial legal fees and other costs associated with production of the documents required by the SEC and may incur further costs before this inquiry is concluded, management does not believe that the inquiry will ultimately have a material impact on the Company’s financial condition, results of operations or cash flow, but cannot predict the duration or outcome of the inquiry.

Class Action Lawsuit
In January 2017, a class action lawsuit entitled Beezley v. Fenix Parts, Inc. et al, was filed in the United States District Court for the District of New Jersey against the Company, Kent Robertson, its President and Chief Executive Officer, and Scott Pettit, its Chief Financial Officer (the “Defendants”). The lawsuit was filed on behalf of purchasers of the Company’s shares from May 14, 2015 through October 12, 2016. The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 and that Messrs. Robertson and Pettit violated Section 20(a) of the Exchange Act. The complaint asserts that the defendants made false and/or misleading statements and/or failed to disclose that: (1) the Company had an inadequate inventory valuation methodology; (2) the Company had an inadequate methodology to calculate goodwill impairment; (3) the Company was engaging and/or had engaged in conduct that would result in an SEC investigation; and (4) as a result, the defendants’ statements about the Company’s business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The plaintiffs seek class certification, an award of unspecified damages, an award of reasonable costs and expenses, including attorneys' fees and expert fees, and other further relief as the Court may deem just and proper. The Company believes that the allegations contained in the complaint are without merit and, in conjunction with its insurance carrier, intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss, after applicable insurance coverage, cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

Note 12. Fair Value Measurements

Fair Value Measurements of financial assets and liabilities are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company is required to classify fair value measurements in one of the following categories:

Level 1 - inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 - inputs which are defined as unobservable inputs for the assets or liabilities. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis. At June 30, 2016, the fair value of contingent consideration, which is a recurring fair value measurement, was valued in the consolidated financial statements using Level 3 inputs. The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which are Level 1 as they approximate fair value due to the short-term maturity of these instruments.

The Company’s debt, classified as Level 2, is carried at cost and approximates fair value due to its variable interest rates, which are consistent with the interest rates in the market. The Company may be required, on a non-recurring basis, to adjust the carrying value of the Company’s property and equipment, intangible assets, goodwill and contingent consideration. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist (see Note 5 above for further details related to contingent consideration fair value estimates and related adjustments recorded in the consolidated financial statements).

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

(In thousands)	Period from April 1, 2015 to May 18, 2015	Period from January 1, 2015 to May 18, 2015
Net revenues	$4,050	$11,107
Cost of goods sold	2,532	7,395
Gross profit	1,518	3,712
Operating expenses	1,417	3,184
Income from operations	101	528
Other income	63	64
Income before income tax expense	164	592
Income tax expense	19	76
Net income	$145	$516
Net income attributable to noncontrolling interest	103	279
Net income attributable to Beagell Group	$42	$237

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Cash flows from operating activities
Net income	$516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	277
Provision for uncertain tax positions	86
Gain on disposal of property and equipment	(61)
Change in assets and liabilities
Accounts receivable	(135)
Inventories	114
Prepaid expenses and other current assets	(104)
Account payable	233
Accrued expenses and other liabilities	(306)
Deferred warranty revenue	(143)
Net cash provided by operating activities	477
Cash flows from investing activities
Proceeds from disposal of property and equipment	161
Premium payments on life insurance policies	594
Payments made on related party receivables	333
Capital expenditures	(285)
Net cash provided in investing activities	803
Cash flows from financing activities
Payments of debt	(26)
Shareholder distributions	(1,859)
Net cash used in financing activities	(1,885)
Decrease in cash and cash equivalents	(605)
Cash and cash equivalents, beginning of period	2,770
Cash and cash equivalents, end of period	$2,165
Supplemental cash flow disclosures
Cash paid for income taxes	$5

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

On May 19, 2015, all three commonly-controlled companies were purchased by Fenix Parts, Inc. for an approximate purchase price of $34.5 million, subject to working capital and other adjustments. The Lessors (as defined below) were not purchased, but the owners of the Lessors entered into lease agreements with Fenix Parts, Inc. for certain properties on which the Company conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the period from April 1, 2015 to May 18, 2015 and the period from January 1, 2015 to May 18, 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $65,000 for the period from April 1, 2015 to May 18, 2015 and $189,000 for the period from January 1, 2015 to May 18, 2015.

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

Note 3. Commitments and Contingencies

Operating Lease
The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. In 2015, the entity holding the leased assets was consolidated, and there was no rental expense recognized for the period from April 1, 2015 to May 18, 2015 and January 1, 2015 to May 18, 2015.

Note 4. Income Taxes
Each of the Company’s commonly-controlled entities described in Note 2 have elected to operate under Subchapter S of the Internal Revenue Code. The Company’s primary uncertain tax position arises from uncertainties regarding the continued qualifications of one of the entities for that Subchapter S election and the related reserve was approximately $2,017,000 at May 18, 2015. It is reasonably possible that the amount of benefits from this uncertain tax position will significantly increase or decrease in the next twelve months; however, no estimate of the range of the amount of the increase or decrease can be readily made.
In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $8,000 for the period from April 1, 2015 to May 18, 2015 and $24,000 for the period from January 1, 2015 to May 18, 2015. The Company had accumulated interest and penalties of approximately $373,000 as of May 18, 2015, which are included in the reserve for uncertain tax positions on the combined balance sheets.
The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 5. Employee Benefit Plans
The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan was approximately $18,000 for the period from April 1, 2015 to May 18, 2015 and $37,000 for the period January 1, 2015 to May 18, 2015.

Standard
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)	Period from April 1, 2015 to May 18, 2015	Period from January 1, 2015 to May 18, 2015
Net revenues	$3,318	$8,914
Cost of goods sold	2,475	5,996
Gross profit	843	2,918
Operating expenses	1,347	3,385
Loss from operations	(504)	(467)
Other income, net	57	302
Loss before income tax expense	(447)	(165)
Income tax provision	—	79
Net loss	(447)	(244)
Net loss attributable to noncontrolling interest	11	(15)
Net loss attributable to Standard	$(458)	$(229)
Net loss	$(447)	$(244)
Foreign currency translation adjustments, net of tax	562	(366)
Net comprehensive income (loss)	115	(610)
Net comprehensive income (loss) attributable to noncontrolling interest	12	(17)
Net comprehensive income (loss) attributable to Standard	$103	$(593)

Standard
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Cash flows from operating activities
Net loss	$(244)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	302
Deferred income tax benefit	(194)
Provision for uncertain tax positions	69
Insurance proceeds	150
Gain on fire	(51)
Loss on disposal of property and equipment	15
Change in assets and liabilities
Accounts receivable	(216)
Inventories	(12)
Prepaid expenses and other current assets	(432)
Accounts payable	(306)
Accrued expenses and other current liabilities	343
Net cash used in operating activities	(576)
Cash flows from investing activities
Capital expenditures	(119)
Insurance Proceeds	109
Other	61
Net cash provided by investing activities	51
Effect of foreign exchange fluctuations on cash	559
Net increase in cash and cash equivalents	34
Cash and cash equivalents, beginning of period	1,354
Cash and cash equivalents, end of period	$1,388
Supplemental cash flow disclosure
Cash paid for income taxes	$9

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
On May 19, 2015, each of the commonly-controlled companies described above was acquired by Fenix Parts, Inc. (“Fenix”) for an approximate purchase price of $46.6 million, subject to working capital and other adjustments. The acquisition did not include the capital stock of Dalana Realty, Inc. (“Dalana Realty”), Standard Auto Wreckers (Port Hope), Inc. (“Port Hope”), or Standard Auto Wreckers (Cornwall) Inc., which was formed by one of the Company shareholders in 2013 to acquire property in Cornwall, Ontario to allow for future expansion. The owner of these entities, who also owned Standard prior to the acquisition by Fenix, entered into lease agreements with Fenix for certain properties on which Fenix conducts its automotive recycling business.

Note 2. Summary of Significant Accounting Policies

Basis of Preparation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of Standard and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the period from April 1, 2015 to May 18, 2015 and January 1, 2015 to May 18, 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency
The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains were $5,100 for the period from April 1, 2015 to May 18, 2015 and $5,600 for the period January 1, 2015 to May 18, 2015, and are included in operating expenses on the consolidated statements of operations.

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
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $48,000 for the period from April 1, 2015 to May 18, 2015 and $98,000 for the period January 1, 2015 to May 18, 2015.
Net revenues were reported by the Company’s Canadian entities of approximately $2,575,000 for the period from April 1, 2015 to May 18, 2015 and $7,336,000 for the period from January 1, 2015 to May 18, 2015.

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

Note 3. Commitments and Contingencies

Leases
Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $9,800 for the period from April 1, 2015 to May 18, 2015 and $24,000 for the period from January 1, 2015 to May 18, 2015.

Note 4. Income Taxes
For the period from April 1, 2015 to May 18, 2015 and January 1, 2015 to May 18, 2015, the effective tax rate was (0.06)% and (48.10)%, respectively. The effective tax rates differ from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.
The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of May 18, 2015 was approximately $499,000. The Company believes that it has adequately provided for all uncertain tax positions. The Company is generally no longer subject to examination in the Company’s primary tax jurisdiction for tax years through 2011. The Company is not currently subject to any audits or examinations. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Note 5. Fire at Toronto Facility
On March 3, 2014, a fire occurred at the Goldy Metals Toronto facility located in Scarborough, Ontario. The fire destroyed the dismantling facility and a substantial portion of the location’s inventory. For the periods from April 1, 2015 to May 18, 2015 and January 1, 2015 to May 18, 2015 the Company did not incur any additional charges but received insurance recoveries of approximately $52,000 and $259,000, respectively, which was recognized as income when received. If any additional proceeds are received they are expected to be insignificant.

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

We use estimates in accounting for, among other items, inventory valuation and reserves for potentially excess and unsalable inventory, contingent consideration liabilities, uncertain tax positions and certain other assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.

Liquidity and Ability to Continue as a Going Concern
Our unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

For reasons described in Note 1 of the Notes To Condensed Consolidated Financial Statements included in this filing, as of June 30, 2016 and September 30, 2016, we are in breach of the Borrowing Base and Total Leverage Ratio requirements as defined in our Credit Facility with BMO Harris Bank N.A., as well as the requirement for timely delivery of certain quarterly certificates and reports. As a result, all of the Credit Facility debt is reported in the accompanying balance sheet as a current liability at June 30, 2016 and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

The Company’s Board of Directors and management continue to evaluate alternative strategies and capital structures, but there are no guarantees these discussions or negotiations will be successful. If the Company is unable to reach agreement with its lender, obtain waivers, find acceptable alternative financing or obtain equity contributions, the Company’s Credit Facility lender could elect to declare some or all of the amounts outstanding under the Credit Facility to be immediately due and payable. If this happens, we do not currently have sufficient liquidity to pay the then current portion of the Credit Facility. In addition, we have significant obligations under contingent consideration agreements related to certain acquired companies, and we will need access to additional credit to be able to satisfy these obligations. These matters, including our ability to continue as a going concern, are more fully discussed below under Liquidity and Capital Resources.

Carrying Values and Impairment of Goodwill
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of FASB ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Management has determined we operate as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing. Pursuant to our policy, we performed the annual goodwill impairment test as of October 1, 2015, updated the test as of December 31, 2015, and determined that no impairment of goodwill existed at either date.

During the first quarter of 2016, our stock price declined 32% from $6.79/share at December 31, 2015 to $4.60/share at March 31, 2016, and management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since book value at such date no longer exceeded the carrying amount. As such, management applied the second step of the goodwill impairment test and, with consideration of a third party valuation report and using the methodology and assumptions explained in Note 10 to the condensed consolidated financial statements, calculated a goodwill impairment of $45.3 million that was recorded in the accompanying consolidated statement of operations for the three months ended March 31, 2016.

A goodwill impairment analysis requires significant judgments, estimates and assumptions, and the results of our impairment analysis are as of a point in time - March 31, 2016. Future events that could result in further interim assessments of goodwill and a potential further impairment include, but are not limited to, (i) a further decline in our stock price below the valuation used to compute the impairment at March 31, 2016, (ii) significant underperformance relative to historical or projected future operating results and/or reductions in estimated future sales growth rates, (iii) further reduction in scrap prices, (iv) further reduction in the Canadian exchange rate, (v) an increase in our weighted average cost of capital, (vi) significant increases in our vehicle procurement costs, (vii) significant changes in the manner of or use of the assets or the strategy for our overall business, (viii) variation in vehicle accident rates or other significant negative industry trends, (ix) changes in state or federal laws, (x) a significant economic downturn, or (xi) changes in other variables that can materially impact our business.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $35.2 million at March 31, 2016 and $34.3 million at June 30, 2016, and consist of trade names, non-competition agreements and customer relationships. Management, in conjunction with our third party valuation expert, used various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

There were no indicators at June 30, 2016 that caused us to revisit the possibility of further impairment for goodwill and for intangible assets. Expected second quarter results and market capitalization were considered as part of our March 31, 2016 analysis, and actual results and other key factors did not deviate from our expectations in such a way that would call into question the realizability of goodwill and other long lived assets as of June 30, 2016.

Recent Accounting Pronouncements
Refer to Note 2 “Recent Accounting Pronouncements” in the notes to the unaudited consolidated financial statements for Fenix Parts, Inc., included in this Form 10-Q.

Fenix Parts, Inc.
(in thousands, except percentages and per share amounts)

Overview
We are in the business of automotive recycling, which is the recovery and resale of OEM and aftermarket parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. We purchase vehicles primarily at auto salvage auctions. Upon receipt of vehicles, we inventory and then dismantle the vehicles and sell the recycled products. Our customers include collision repair shops, mechanical repair shops, auto dealerships and individual retail customers. We also generate a portion of our revenue from the sale as scrap of the unusable parts and materials, from the sale of used cars and motorcycles, and from the sale of extended warranty contracts.

We were founded on January 2, 2014 (“inception”) for the purpose of effecting the combinations with the Founding Companies and the IPO. We had no automotive recycling operations before May 2015, during which time we had two employees. From inception to May 19, 2015, we incurred various legal, accounting, auditing and administrative costs in preparation for the IPO, the combinations and for operation as a publicly-traded company upon consummation of these transactions. After May 18, 2015, our results include the operations of the acquired companies.

Consolidated Results of Operations for the Three Months Ended June 30, 2016 and 2015

(in thousands, except percentages)	Three Months Ended June 30, 2016	Percent of Net Revenues	Three Months Ended June 30, 2015	Percent of Net Revenues
Net revenues	$34,234	100.0%	$11,471	100.0%
Cost of goods sold	20,760	60.6%	10,008	87.2%
Gross profit	13,474	39.4%	1,463	12.8%
Selling, general and administrative expenses	12,241	35.8%	6,764	59.0%
Outside service and professional fees	1,156	3.4%	864	7.5%
Depreciation and amortization	1,155	3.4%	709	6.2%
Change in fair value of contingent consideration liabilities	(2,977)	(8.7)%	809	7.1%
Change in indemnification receivable	427	1.2%	—	—%
Operating income (loss)	1,472	4.3%	(7,683)	(67.0)%
Interest expense	(500)	(1.5)%	(22)	(0.2)%
Other income (expense), net	151	0.4%	(1,573)	(13.7)%
Income (loss) before income tax benefit	1,123	3.3%	(9,278)	(80.9)%
Benefit for income taxes	(270)	(0.8)%	(5,304)	(46.2)%
Net income (loss)	$1,393	4.1%	$(3,974)	(34.6)%

The following table shows the combined unaudited pro forma net revenues and net loss for us as if the acquisition of all subsidiaries had occurred on January 1, 2015. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2015 or of future operating results:

	(Unaudited)
(in thousands, except percentages)	Three Months Ended June 30,		Difference
	2016 as Reported	2015 Pro Forma	$	%
Net revenues	$34,234	$31,999	$2,235	7.0%
Net income (loss)	$1,393	$(199)	$1,592	(800.0)%

Pro forma net revenues consisted of:

	(Unaudited)
(in thousands, except percentages)	Three Months Ended June 30,		Difference
	2016 as Reported	2015 Pro Forma	$	%
Recycled OE parts and related products	$28,817	$27,349	$1,468	5.4%
Other ancillary products (scrap)	5,417	4,650	767	16.5%
Total	$34,234	$31,999	$2,235	7.0%

Pro Forma Adjustments (Unaudited)
Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales between acquired companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by us in the post-acquisition periods.

Significant adjustments to expenses include eliminating the effect of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Subsidiaries, compensation related to certain bonuses paid to owners and employees and related income tax effects.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same period as reflected in the accompanying condensed consolidated financial statements, and is not adjusted back to January 1, 2015 as it does not have a continuing impact on us. As a result, pro forma gross profit margins in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Net Revenues
Net revenues for the three months ended June 30, 2016 were $34.2 million. This represents a 197% increase over net revenues for the three months ended June 30, 2015 of $11.5 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015 in the prior year. Net revenues of $34.2 million represents a 7.0% increase from unaudited pro forma combined net revenues for the three months ended June 30, 2015 of $32.0 million. Of this increase, $1.5 million was attributable to sales of OE parts and related products and $0.8 million was attributable to sales of scrap.

We are subject to risks and uncertainties relating to the price of scrap metal, which can fluctuate significantly from period to period. While sales of scrap metal represent a small portion of our overall revenues, significant fluctuations have been experienced in metal prices over the past 18 months which have had an effect on our reported revenues, including a decline of approximately 52% in average market prices for scrap auto bodies from the first quarter of 2015 to the first quarter of 2016 (as per the American Metal Market Index, Q1-2015 = $188/ton; Q1-2016 = $89/ton). While there has been an improvement in metal prices overall in the second quarter of 2016, the average market prices for scrap auto bodies declined approximately 6% from the second quarter of 2015 to the second quarter of 2016 (as per the American Metal Market Index, Q2-2015 = $174/ton; Q2-2016 = $163/ton) which had an adverse effect on reported revenues during the three months ended June 30, 2016. Continued weakness in metals prices could continue to adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Because of the significant increase in the value of the U.S Dollar against the Canadian Dollar during 2015, in the fourth quarter of 2015 and continuing into 2016, we substantially reduced shipments of parts from our U.S. facilities into the Canada markets, resulting in lower revenue at our Canadian facilities as they sought to develop Canadian sources to acquire vehicles and product for recycling. Continued changes in exchange rates could result in ongoing changes to operational and financial performance of the Canadian operations that could adversely affect our future reported results of operations.

Cost of Goods Sold
Our cost of goods sold for the three months ended June 30, 2016 amounted to $20.8 million, or 60.6% of net revenues and a gross profit percentage of 39.4%. This represents a 108.0% increase over cost of goods sold for the three months ended June 30, 2015 of $10.0 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015 in the prior year. Costs of goods sold for the three months ended June 30, 2016 and 2015 includes $0.5 million and $2.7 million, respectively, attributable to post-acquisition amortization of higher inventory values from applying the purchase method of accounting to the acquired inventories of the Subsidiaries. Without the impact of this acquisition accounting step up in initial inventory values, cost of goods sold as a percentage of net revenues was 59.4% and gross profit percentage was 40.6% for three months ended June 30, 2016. As of June 30, 2016, there was no remaining unamortized fair value inventory adjustment as the acquired inventory was expected to be sold within six to nine months. Depreciation of $0.3 million was included in cost of goods sold during the three months ended June 30, 2016.

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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2016 amounted to $12.2 million, or 35.8% of net revenues. This represents a 79.4% increase over selling, general and administrative expense for the three months ended June 30, 2015 of $6.8 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015, in the prior year. Selling, general and administrative expenses consisted of (i) selling and marketing expenses, (ii) general and administrative expenses, and (iii) $0.8 million and $0.5 million of amortization of non-cash share-based compensation during the three months ended June 30, 2016 and 2015, respectively.

Outside Service and Professional Fees
Our outside service and professional fees for the three months ended June 30, 2016 amounted to $1.2 million, or 3.4% of net revenues. This represents a 33.3% increase over outside service and professional fees for the three months ended June 30, 2015 of $0.9 million. Outside service and professional fees consisted primarily of auditing, valuation reports and opinions, tax consulting, and legal fees and, for the three months ended June 30, 2016, included significant fees incurred in conjunction with the goodwill impairment analysis performed as of March 31, 2016 and the resolution of other complex accounting issues. For the three months ended June 30, 2015, outside service and professional fees also included costs related to finalizing the acquisitions of the Founding Companies and for outside accounting services as we had not yet recruited and staffed an internal accounting department.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the three months ended June 30, 2016 amounted to $1.2 million, or 3.4% of net revenues. This represents a 71.4% increase over depreciation and amortization expense for the three months ended June 30, 2015 of $0.7 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015, in the prior year. Depreciation and amortization consisted primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our estimated fair value of contingent consideration liabilities decreased by $3.0 million for the three months ended June 30, 2016, resulting in income equal to 8.7% of net revenues. This compares to an increase in the estimated fair value of contingent consideration liabilities and resulting expense recorded for the three months ended June 30, 2015 of $0.8 million. The change during the three months ended June 30, 2016 primarily results because the contingent consideration for the Canadian Founding Companies was reduced by $1.9 million in June 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires that we estimate contingent consideration at fair value using probable outcomes. As the amount of the contingent consideration is currently in dispute, we recorded the estimated contingent consideration liability for the Canadian Founding Companies as of June 30, 2016 based on the result of our assessment of the possible outcomes. During the three months ended June 30, 2016, we also reduced the estimated contingent consideration liability by $0.9 million because of differences between actual and budgeted performance at Jerry Brown, Ltd. (“Jerry Brown”). In addition, since some of the contingent consideration is payable in shares of stock, movements in our stock price during the respective periods and currency remeasurement decreased contingent consideration liabilities during the three months ended June 30, 2016 by $0.2 million and increased them during the three months ended June 30, 2015 by $0.8 million.

Change in indemnification receivable
Our fair value of the indemnification receivable decreased by $0.4 million for the three months ended June 30, 2016, resulting in an expense equal to 1.2% of net revenues. The expense was attributable to the reduction in the receivable from former owners related to the indemnification for uncertain tax positions, recorded as a benefit under income taxes.

Interest expense and other income (expense), net
Our interest expense, primarily related to our bank credit agreement, was $0.5 million for the three months ended June 30, 2016. Our interest and other income, net for the three months ended June 30, 2016, amounted to $0.2 million of income. Combined, these items were 1.0% of net revenues. Other income (expense), net for the three months ended June 30, 2015 was $1.6 million of expense, primarily attributable to a $1.7 million charge for the make whole provision for the pre-IPO investors.

Benefit for income taxes
We recorded an income tax benefit of $0.3 million during the three months ended June 30, 2016. This represents a 94.3% decrease as compared to the income tax benefit for the three months ended June 30, 2015 of $5.3 million, which was based on a large pretax loss. The effective rate differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and non-deductible income and expense items reported in the statement of operations, including $3.0 million of pretax income reflected in the three months ended June 30, 2016 attributable to a reduction in contingent consideration liabilities.

Net income (loss)
Net income (loss) for the three months ended June 30, 2016 and 2015 was $1.4 million and $(4.0) million, respectively. This represents a 135.0% increase which results from the matters described above.

Predecessor Companies
For the period from May 18, 2015 to June 30, 2015, Beagell Group and Standard were fully consolidated and included in the condensed consolidated financial statements. For the period from April 1, 2015 to May 18, 2015, Beagell Group had net revenues of $4.1 million and net income of $0.1 million, and Standard had net revenues of $3.3 million and net loss of $0.4 million.

Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015

(in thousands, except percentages)	Six Months Ended June 30, 2016	Percent of Net Revenues	Six Months Ended June 30, 2015	Percent of Net Revenues
Net revenues	$66,416	100.0%	$11,471	100.0%
Cost of goods sold	37,842	57.0%	10,008	87.2%
Gross profit	28,574	43.0%	1,463	12.8%
Selling, general and administrative expenses	24,605	37.0%	6,713	58.5%
Outside service and professional fees	3,341	5.0%	3,413	29.8%
Depreciation and amortization	2,362	3.6%	709	6.2%
Change in fair value of contingent consideration liabilities	(6,982)	(10.5)%	809	7.1%
Change in indemnification receivable	2,516	3.8%	—	—%
Goodwill impairment	45,300	68.2%	—	—%
Operating loss	(42,568)	(64.1)%	(10,181)	(88.8)%
Interest expense	(755)	(1.1)%	(22)	(0.2)%
Other income (expense), net	243	0.4%	(1,704)	(14.9)%
Loss before income tax benefit	(43,080)	(64.9)%	(11,907)	(103.8)%
Benefit for income taxes	(3,111)	(4.7)%	(5,304)	(46.2)%
Net loss	$(39,969)	(60.2)%	$(6,603)	(57.6)%

The following table shows the combined unaudited pro forma net revenues and net loss for us as if the acquisition of all subsidiaries had occurred on January 1, 2015. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2015 or of future operating results:

	(Unaudited)
(in thousands, except percentages)	Six Months Ended June 30,		Difference
	2016 as Reported	2015 Pro Forma	$	%
Net revenues	$66,416	$63,387	$3,029	4.8%
Net loss	$(39,969)	$(3,039)	$(36,930)	1,215.2%

Pro forma net revenues consisted of:

	(Unaudited)
(in thousands, except percentages)	Six Months Ended June 30,		Difference
	2016 as Reported	2015 Pro Forma	$	%
Recycled OE parts and related products	$57,039	$54,668	$2,371	4.3%
Other ancillary products (scrap)	9,377	8,719	658	7.5%
Total	$66,416	$63,387	$3,029	4.8%

Pro Forma Adjustments (Unaudited)
Significant adjustments to the historical revenues of the Subsidiaries include the elimination of sales between acquired companies, for which there is a corresponding decrease in pro forma cost of goods sold, and the elimination of revenue from the sale of warranties that are not recognized by us in the post-acquisition periods.

Significant adjustments to expenses include eliminating the effect of shares transferred from founding investors to later investors, incremental amortization of acquired intangible assets, rent expense associated with leases with the former owners of the Subsidiaries, compensation related to certain bonuses paid to owners and employees and related income tax effects.

The cost of goods sold impact of the subsequent sale of acquired inventories written-up from historic cost basis to fair value is reflected for pro forma reporting purposes in the same period as reflected in the accompanying condensed consolidated financial statements and is not adjusted back to January 1, 2015 as it does not have a continuing impact on the us. As a result, pro forma gross profit margins in the periods immediately following the acquisitions are substantially lower than the pre-acquisition periods.

Net Revenues
Net revenues for the six months ended June 30, 2016 were $66.4 million. This represents a 477% increase over net revenues for the six months ended June 30, 2015 of $11.5 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015 in the prior year. Net revenues of $66.4 million represents a 4.8% increase over unaudited pro forma combined net revenues for the six months ended June 30, 2015 of $63.4 million. Of this increase, $2.4 million was attributable to sales of OE parts and related products and $0.7 million was attributable to sales of scrap.

We are subject to risks and uncertainties relating to the price of scrap metal, which can fluctuate significantly from period to period. While sales of scrap metal represent a small portion of our overall revenues, significant fluctuations have been experienced in metal prices over the past 18 months which have had an effect on our reported revenues including a decline of approximately 52% in average market prices for scrap auto bodies from the first quarter of 2015 to the first quarter of 2016 (as per the American Metal Market Index, Q1-2015 = $188/ton; Q1-2016 = $89/ton). While there has been an improvement in metal prices overall in the second quarter of 2016, the average market prices for scrap auto bodies declined approximately 6% from the second quarter of 2015 to the second quarter of 2016 (as per the American Metal Market Index, Q2-2015 = $174/ton; Q2-2016 = $163/ton), which had an adverse effect on reported revenues during the six months ended June 30, 2016. Continued weakness in metals prices could continue to adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Because of the significant increase in the value of the U.S Dollar against the Canadian Dollar during 2015, in the fourth quarter of 2015 and continuing into 2016, we substantially reduced shipments of parts from our U.S. facilities into the Canada markets resulting in lower revenue at our Canadian facilities as they sought to develop Canadian sources to acquire vehicles and product for recycling. Continued changes in exchange rates could result in ongoing changes to operational and financial performance of the Canadian operations that could adversely affect our future reported results of operations.

Cost of Goods Sold
Our cost of goods sold for the six months ended June 30, 2016 amounted to $37.8 million, or 57.0% of net revenues and a gross profit percentage of 43.0%. This represents a 278.0% increase over cost of goods sold for the six months ended June 30, 2015 of $10.0 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015 in the prior year. However, included in the cost of goods sold for the six months ended June 30, 2016 is a benefit of $2.2 million from retrospective adjustments to reduce the value of acquired inventories in the business combinations and $1.8 million in revision of estimates used in applying the retail inventory method for periods prior to December 31, 2015. These credits to cost of goods sold, recorded as of March 31, 2016, were partially offset by the impact of post-acquisition amortization of the higher inventory values that resulted from applying the purchase method of accounting of $1.4 million in the six months ended June 30, 2016 as compared to $2.7 million in the six months ended June 30, 2015. As of June 30, 2016, there was no remaining unamortized fair value inventory adjustment as the acquired inventory was expected to be sold within six to nine months. Depreciation of $0.5 million was included in cost of goods sold during the six months ended June 30, 2016.

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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the six months ended June 30, 2016 amounted to $24.6 million, or 37.0% of net revenues. This represents a 267.2% increase over selling, general and administrative expense for the six months ended June 30, 2015 of $6.7 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015, in the prior year. Selling, general and administrative consisted of (i) selling and marketing expenses, (ii) general and administrative expenses, and (iii) $2.0 million and $0.5 million of amortization of non-cash share-based compensation during the three months ended June 30, 2016 and 2015, respectively.

Outside Service and Professional Fees
Our outside service and professional fees for the six months ended June 30, 2016 amounted to $3.3 million, or 5.0% of net revenues. This represents a 2.9% decrease from outside service and professional fees for the six months ended June 30, 2015 of $3.4 million. Outside service and professional fees consisted primarily of auditing, valuation reports and opinions, tax consulting, and legal fees and, for the six months ended June 30, 2016, included significant fees incurred in conjunction with the goodwill impairment analysis performed as of March 31, 2016 and the resolution of other complex accounting issues. For the six months ended June 30, 2015, outside service and professional fees also included costs related to finalizing the acquisitions of the Founding Companies and for outside accounting services as we had not yet recruited and staffed an internal accounting department.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the six months ended June 30, 2016 amounted to $2.4 million, or 3.6% of net revenues. This represents a 242.9% increase over depreciation and amortization for the six months ended June 30, 2015 of $0.7 million. This change is a result of only having automotive recycling operations from May 18, 2015 through June 30, 2015 in the prior year. Depreciation and amortization consisted primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our estimated fair value of contingent consideration liabilities decreased by $7.0 million for the six months ended June 30, 2016, resulting in income equal to 10.5% of net revenues. This compares to an increase in estimated fair value of contingent consideration liabilities and resulting expense recorded during the six months ended June 30, 2015 of $0.8 million. The change during 2016 primarily results because the contingent consideration liability for the Canadian Founding Companies was reduced by $3.4 million during the six months ended June 30, 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires that we estimate contingent consideration at fair value using probable outcomes. As the amount of the contingent consideration is currently in dispute, we recorded the estimated contingent consideration liability for the Canadian Founding Companies as of June 30, 2016 based on the result of our assessment of the possible outcomes. During the six months ended June 30, 2016, we also reduced the estimated contingent consideration liability by $2.3 million because of differences between actual and budgeted performance at Jerry Brown. In addition, since some of the contingent consideration is payable in shares of stock, movements in our stock price during the respective periods and currency remeasurement decreased the contingent consideration liabilities during the six months ended June 30, 2016 by $1.3 million and increased them during the six months ended June 30, 2015 by $0.8 million.

Change in indemnification receivable
Our fair value of the indemnification receivable decreased by $2.5 million for the six months ended June 30, 2016, resulting in an expense equal to 3.8% of net revenues. The expense was attributable to the reduction in the receivable from former owners related to the indemnification for uncertain tax positions, recorded as a benefit under income taxes.

Goodwill Impairment
Based on the result of the first step of the goodwill impairment analysis, we determined that the fair value of our reporting unit was less than its carrying value as of March 31, 2016 and, as such, we applied the second step of the goodwill impairment test. Based on the result of this second step of the goodwill impairment analysis, we recorded a $45.3 million non-cash pretax charge to reduce the carrying value of goodwill in March 2016.

Interest expense and other income (expense), net
Our interest expense, primarily related to our bank credit agreement, was $0.8 million for the six months ended June 30, 2016. Our interest and other income, net for the six months ended June 30, 2016 amounted to $0.2 million of income. Other income (expense), net for the six months ended June 30, 2015 was $1.7 million of expense, primarily attributable to a $1.8 million charge for the make whole provision for pre-IPO investors.

Benefit for income taxes
We recorded an income tax benefit of $3.1 million during the six months ended June 30, 2016, an effective rate of 7.2% of the pretax loss reported in the period. This represents a 41.5% decrease as compared to the income tax benefit for the six months ended June 30, 2015 of $5.3 million. The benefit recorded during the six months ended June 30, 2016 includes a $2.7 million reversal of uncertain tax positions. In addition, no tax benefit was recorded for the goodwill impairment in 2016 as the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada. In addition to the items discussed above, the effective rate in the six months ended June 30, 2016 and 2015 differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and non-deductible income and expense items reported in the statement of operations.

Net loss
Net loss for the six months ended June 30, 2016 and 2015 was $40.0 million and $6.6 million, respectively. This represents a 506.1% decrease which results from the matters described above.

Predecessor Companies
For the period May 18, 2015 to June 30, 2015, Beagell Group and Standard were fully consolidated and included in the condensed consolidated financial statements. For the period from January 1, 2015 to May 18, 2015, Beagell Group had net revenues of $11.1 million and net income of $0.5 million, and Standard had net revenues of $8.9 million and net loss of $0.2 million.

Liquidity and Capital Resources
As discussed more fully in Note 4 to the accompanying unaudited condensed consolidated financial statements, effective December 31, 2015, we entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. (the “Credit Facility”), which replaced the original Credit Facility with BMO Harris Bank N.A. (the “Original Credit Facility”).  The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described below, were further clarified and amended. The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million was drawn as a term loan as part of the IPO in May 2015.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of our assets and the stock of our domestic subsidiaries, which also guaranty the borrowings, and 66% of the stock of our direct Canadian Subsidiary, Fenix Canada (other than its exchangeable preferred shares). The Credit Facility contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of our affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.

The Credit Facility also contains financial covenants with which we must comply on a quarterly or annual basis, which have been amended since entering into the Original Credit Facility, including a Total Funded Debt to EBITDA Ratio (or “Total Leverage Ratio”, as defined). Total Funded Debt as it relates to the Total Leverage Ratio is defined as all indebtedness (a) for borrowed money, (b) for the purchase price of goods or services, (c) secured by assets of the Company or its Subsidiaries, (d) for any capitalized leases of property, (e) for letters of credit or other extensions of credit, (f) for payments owed regarding equity interests in the Company or its Subsidiaries, (g) for interest rate, currency or commodities hedging arrangements, or (h) for any guarantees of any of the foregoing as of the end of the most recent fiscal quarter. Consistent with the Original Credit Facility, Permitted Acquisitions are subject to bank review and a maximum Total Leverage Ratio, after giving effect to such acquisition. We must also comply with a minimum Fixed Charge Coverage Ratio. Fixed charge coverage is defined as the ratio of (a) EBITDA less unfinanced capital expenditures for the four trailing quarterly periods, dividends, repurchases and other restricted payments, cash taxes, and cash interest to (b) fixed charges (principal and interest payments, taxes paid and other restricted payments); except that for the first three quarters of 2016, for the purposes of determining this ratio, EBITDA will be calculated based on a multiple of the then current EBITDA, instead of using the EBITDA for the prior four quarters. A similar annualization adjustment will be made for unfinanced capital expenditures for the same period. EBITDA includes after tax earnings with add backs for interest expense, income taxes, depreciation and amortization, share-based compensation expenses, and other additional items as outlined in the Credit Facility. In addition, the Credit Facility covenants include a minimum net worth covenant, which was revised effective March 31, 2016. Net worth is defined as the total shareholders’ equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. The amended Credit Facility includes a mandatory prepayment clause requiring certain cash payments when EBITDA exceeds defined requirements for the most recently completed fiscal year. These prepayments will be applied first to outstanding term loans and then to the revolving credit.

The company is subject to a limitation on its indebtedness based on a quarterly calculation of a Borrowing Base.  The Borrowing Base is determined based upon a ratio of Eligible Receivables and Eligible Inventory and its calculated separately for the United States and Canadian borrowings.  If the amount of principal outstanding for Revolving Loans, Swing Loans and Letter of Credit Obligations combined is in excess of the redetermined quarterly amount, then the Company will have to repay the difference or be in default of the Credit Facility.  As of June 30 and September 30, 2016, the Company was in default of this Borrowing Base requirement.

As of June 30, 2016, we owed $22.1 million under the Credit Facility consisting of a term loan with a balance of $9.3 million and a revolving credit facility with a balance of $12.8 million. We also had $6.4 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and our property and casualty insurance program. As of June 30, 2016 and September 30, 2016, for reasons described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, we were in breach of the Credit Facility’s Borrowing Base and Total Leverage Ratio requirements, as well as the requirement for timely delivery of certain quarterly certificates and reports for the second and third quarter of 2016. Since we are in default as of the date that this Second Quarter report on Form 10-Q is being filed, all of the Credit Facility debt is reported in the accompanying balance sheet as a current liability and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

Our Board of Directors and management continue to evaluate alternative strategies and capital structures, but there are no guarantees these discussions or negotiations will be successful. If we are unable to reach agreement with our lender, obtain waivers, find acceptable alternative financing or obtain equity contributions, our Credit Facility lender could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, we do not currently have sufficient liquidity to pay the then current portion of the Credit Facility. In addition, we have significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements and below in this Liquidity and Capital Resources section, and we will need access to additional credit to be able to satisfy these obligations.

As a result of the above, substantial doubt exists regarding the ability of the Company to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business within one year from the date of this filing.

Prior to the IPO in May 2015, which provided approximately $101.3 million in net proceeds, our source of funding was sales of common stock to a small group of investors that provided $0.3 million in the six months ended June 30, 2015.

Net cash used in operating activities totaled $2.0 million and $6.7 million for six months ended June 30, 2016 and 2015, respectively.

Net cash used in investing activities totaled $0.7 million and $85.8 million for the six months ended June 30, 2016 and 2015, respectively. Investing activities in the six months ended June 30, 2016 included $0.5 million of capital expenditures, whereas investing activities in the six months ended June 30, 2015 included the cash portion of the purchase price for the Founding Companies.

Net cash provided by financing activities totaled $1.2 million for the six months ended June 30, 2016, representing additional borrowings net of repayments under the Credit Facility, and $111.2 million for the six months ended June 30, 2015, primarily representing the net proceeds from the IPO and the term loan borrowing in connection with the IPO.

At present, our primary source of ongoing liquidity is cash flows from our operations. Payroll and the procurement of inventory are our largest operating uses of funds. We normally pay for vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that possession is taken of the vehicles. We are unable to access any available credit under the Credit Facility unless and until we are able to reach agreement with our lender to favorably resolve the current events of default.

Over the next 12 months, in addition to any working capital needs, a modest amount of necessary capital expenditures, debt service on the term loan, as discussed above, and an accrued federal income tax payment of approximately $0.3 million that was made when the 2015 tax return was filed in September 2016, we are also likely to have a need for cash to satisfy certain contingent consideration liabilities, as described more fully in Note 5 to the accompanying unaudited condensed consolidated financial statements. As part of the consideration for three of the Founding Companies, we entered into contingent consideration agreements with certain of the selling shareholders under which additional consideration will be payable to the former owners in cash and stock if specified future events occur or conditions are met, such as meeting profitability or earnings targets. We have recorded a liability of $9.0 million for the estimated fair value of these contractual commitments in the accompanying balance sheet as of June 30, 2016, which, if earned, would all be payable over the next 12 months. Approximately $0.6 million of this potential liability is payable in stock (valued at the closing price of our common stock on June 30, 2016) and $2.9 million of the recorded liability is secured by a letter of credit totaling $5.9 million under our Credit Facility. The remainder would be payable in cash, of which $0.2 million is currently held in an escrow account as described below.

For the combination with Jerry Brown, we are required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, we recorded a liability for the acquisition date fair value of the contingent consideration of $2.5 million and increased this liability by $5.1 million during 2015 based on substantial operating improvements and management’s budget for Jerry Brown for 2016. Based on results actually achieved during the first half of 2016, EBITDA is now estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability was reduced by $2.3 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2016, of which $0.9 million was recorded during the three months ended June 30, 2016. As of June 30, 2016, the total contingent consideration liability attributable to the Jerry Brown acquisition was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned, and (b) $3.5 million estimated for the EBITDA target which will be determined in 2017. We expect to fund these payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of additional consideration which will be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of our common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on management’s evaluation of the likelihood of meeting these performance targets for these two acquisitions, a liability of $7.8 million was recorded at the acquisition date for the fair value of the aggregate contingent consideration, which included the present value of the estimated cash portion and the then-current value of the Fenix common stock and the Exchangeable Preferred Shares held in escrow. While management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, the contingent consideration for the Canadian Founding Companies was reduced during the six months ended June 30, 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires that we estimate contingent consideration at fair value using probable outcomes. As the amount of the contingent consideration is currently in dispute, we recorded the estimated contingent consideration liability for the Canadian Founding Companies as of June 30, 2016 based on the result of the assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of our common stock and, with respect to the Canadian Founding Companies, currency remeasurement. As a result of all these factors, the estimated fair value of the aggregate contingent consideration liability due to the former owners of Eiss Brothers and the Canadian Founding Companies was reduced by $2.1 million and $4.2 million, and an exchange rate gain of $0.0 million and $0.5 million was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively. We expect to fund any cash payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under our Credit Facility.

The periods for calculating all contingent consideration liabilities due under the combination agreements with Jerry Brown, Eiss Brothers and the Canadian Founding Companies are complete, except for Jerry Brown’s uncapped EBITDA contingency. We are currently in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have agreed to extend the period for finalizing the calculation past the date of this filing to provide adequate time for the parties to agree on the final consideration. If the parties are unable to ultimately agree, the matter will be subject to arbitration.

Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual table as discussed in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At June 30, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in our gross margins. We have not entered into any risk mitigation strategies, as any short term exposure would reverse in the long-term.

Our earnings are affected by changes in interest rates due to the fact that interest on our Credit Facility is calculated based upon a fluctuating base rate plus an applicable margin. The base rates for U.S. Dollar and Canadian Dollar borrowings are described in Note 4 to the accompanying unaudited condensed consolidated financial statements. The applicable margin is based on our “Total Leverage Ratio,” as defined in the Credit Facility, and increases as the leverage increases, also as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements. At June 30, 2016, none of our variable interest rate debt under our Credit Facility is hedged. Using a sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $0.2 million over the next twelve months.
Our operations in Canada are also exposed to changes in the relationship between the U.S. dollar and the Canadian dollar. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. Canadian dollar fluctuations may also impact the financial results we report in U.S. dollars. Our operations in Canada represented 14% of our total net revenue during the six months ended June 30, 2016. At this relative distribution of net revenues, a 10% increase or decrease in the strength of the U.S. dollar against the Canadian dollar would result in a 1% change in our consolidated net revenues.

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
We have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to (A) our lack of (i) accounting personnel with an appropriate level of accounting knowledge, experience, and training commensurate with our complex accounting issues and financial reporting requirements, (ii) procedures to prepare, document and review areas of significant judgments and accounting estimates, including purchase accounting, contingent consideration, potential goodwill impairment and inventory valuation, (iii) timely and systematic review by management of account reconciliations and other analyses to appropriately document and support the recording of financial information, and (iii) thorough review of significant contracts for key accounting ramifications, as well as (B) undue reliance on the findings and conclusions of third-party specialists without an appropriate level of internal review, and (C) inadequate Information Technology General Controls, including limited segregation of duties and access rights controls over information systems at Subsidiaries without compensating corporate procedures and controls. The material weaknesses described above also reflect an overall material weakness in our control environment. Certain of these weaknesses were previously described in our annual report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock and subsequently during 2015 acquired three additional businesses. Since becoming a publicly-traded company, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting information systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting. Recent efforts in this regard include hiring a corporate controller and director of information technologies, implementing steps to establish a company-wide system of uniform account classifications and commencing a plan to migrate all operations to common information systems. However, implementing effective processes and systems for financial reporting is a significant task and an integral part of our integration plan for acquired businesses. The integration is still in progress and is likely to require substantial resources at significant cost over an extended period of time to complete.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in “Evaluation of Disclosure Controls and Procedures” above with respect to the ongoing implementation of steps to remediate weaknesses.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation related to normal business operations. We maintain insurance for normal business risks and seek to vigorously defend ourself in litigation.

SEC Inquiry
In September 2016, we received a subpoena from the Chicago Regional Office of the SEC requiring the production of various documents, which were all provided during December 2016 and January 2017. The SEC inquiry appears to be focused on the change during 2016 in our independent registered public accounting firm, our previously announced business combinations and related goodwill impairment charge, the effectiveness of our internal controls over financial reporting and our inventory valuation methodology. Our receipt of a subpoena from the SEC does not mean that we have violated securities laws. Although we have incurred substantial legal fees and other costs associated with production of the documents required by the SEC and may incur further costs before this inquiry is concluded, management does not believe that the inquiry will ultimately have a material impact on our financial condition, results of operations or cash flow, but cannot predict the duration or outcome of the inquiry.

Class Action Lawsuit
In January 2017, a class action lawsuit entitled Beezley v. Fenix Parts, Inc. et al, was filed in the United States District Court for the District of New Jersey against Fenix Parts, Inc., Kent Robertson, its President and Chief Executive Officer, and Scott Pettit, its Chief Financial Officer (the “Defendants”). The lawsuit was filed on behalf of purchasers of our shares from May 14, 2015 through October 12, 2016. The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 and that Messrs. Robertson and Pettit violated Section 20(a) of the Exchange Act. The complaint asserts that we made false and/or misleading statements and/or failed to disclose that: (1) we had an inadequate inventory valuation methodology; (2) had an inadequate methodology to calculate goodwill impairment; (3) were engaging and/or had engaged in conduct that would result in an SEC investigation; and (4) as a result, our statements about our business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. The plaintiffs seek class certification, an award of unspecified damages, an award of reasonable costs and expenses, including attorneys' fees and expert fees, and other further relief as the Court may deem just and proper. We believe that the allegations contained in the complaint are without merit and, in conjunction with our insurance carrier, intend to vigorously defend against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss, after applicable insurance coverage, cannot be made at this time and, as such, we have not recorded an accrual for any possible loss.

ITEM 1A.	RISK FACTORS

With the exception of the items noted below which have arisen in 2016 and 2017, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

We and certain of our officers have been named as defendants in a securities class action lawsuit that could divert management's time and attention from our business and have a negative effect on our results of operations.

In January 2017, a class action lawsuit entitled Beezley v. Fenix Parts, Inc. et al, was filed in the United States District Court for the District of New Jersey against us, Kent Robertson, our President and Chief Executive Officer, and Scott Pettit, our Chief Financial Officer. The lawsuit was filed on behalf of purchasers of our shares from May 14, 2015 through October 12, 2016. The complaint alleges violations of the federal securities laws. For additional information with regard to allegations in the complaint, see Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The plaintiffs seek class certification, an award of unspecified damages, an award of reasonable costs and expenses, including attorneys' fees and expert fees, and other further relief as the Court may deem just and proper.

We believe that the allegations contained in the compliant are without merit and, in conjunction with our insurance carrier, intend to vigorously defend against the allegations in this complaint. Nonetheless, the lawsuit may result in costly and protracted litigation, which may require a significant commitment of our resources and time. The ultimate outcome of any litigation is uncertain and the outcome of this matter, whether favorable or unfavorable, could have a negative impact on our financial condition or results of operations due to defense costs, diversion of management resources and other factors.

We may incur additional costs in connection with an SEC inquiry, and an unfavorable outcome could damage our business and reputation and result in claims or additional proceedings against us.

In September 2016, we received a subpoena from the Chicago Regional Office of the Securities and Exchange Commission (the “SEC”) requiring the production of various documents, which were all provided during December 2016 and January 2017. The SEC inquiry appears to be focused on our recent change in our independent registered public accounting firm, our previously announced business combinations and related goodwill impairment charge, the effectiveness of our internal controls over financial reporting and our inventory valuation methodology. We have incurred substantial legal fees and other costs associated with production of the documents required by the SEC and may incur further costs before this inquiry is concluded. We cannot predict the duration or outcome of the inquiry, and an unfavorable outcome could damage our business and reputation and result in claims or additional proceedings against us.

As a result of our failure to file Forms 10-Q for the quarters ended June 30, 2016 and September 30, 2016 by the deadline of February 13, 2017, Nasdaq has determined that our stock is subject to delisting.  If our request for a hearing on the matter before the NASDAQ Hearings Panel is not granted, or if a hearing is not ultimately successful, our stock will be delisted.  If it is delisted, our stock price and the liquidity of our common stock would be impacted.

As previously disclosed, on November 22, 2016, we received a delinquency letter from NASDAQ with regard to our non-compliance with NASDAQ Listing Rule 5250(c)(1) for failure to timely file our Quarterly Report on Form 10-Q for the period ended on September 30, 2016, which supplemented the delinquency letter with respect to our late filing of this Quarterly Report on Form 10-Q. We were granted an exception to allow us to regain compliance with all delinquent filings until February 13, 2017. We did not file either this Quarterly Report or the Quarterly Report for the period ended September 30, 2016 by NASDAQ’s deadline. As expected, we received a NASDAQ staff determination letter on February 14, 2017 indicating that we did not meet the terms of the exception because we had not filed the delinquent Quarterly Reports by the deadline and that our stock would be delisted unless we timely requested a hearing before the NASDAQ Hearings Panel.  A hearing request, which the Company intends to file, stays the delisting for 15 days, which may be extended at the option of NASDAQ upon our request for an extension.  If our extension request for a stay of delisting is denied, or if the hearing is not ultimately successful, we would be delisted by NASDAQ.  Furthermore, even if we are successful in avoiding delisting in connection with the current delinquencies, NASDAQ may be less willing to grant us additional exceptions to listing rules in the event of future delinquencies, thus putting us at greater risk of a future delisting.  A delisting from the NASDAQ Stock Market would result in negative publicity and have a material adverse effect on the trading volume of our stock and, likely, our stock price. A limited public market for our common shares may limit your ability to sell your shares and negatively impact our ability to raise capital in the future.

As of June 30, 2016 and September 30, 2016, the Company was in breach of the Credit Facility’s Borrowing Base and Total Leverage Ratio requirements and the requirement for timely delivery of certain quarterly certificates and reports.

As discussed in Notes 1 and 4 to the condensed consolidated financial statements included herein, as of June 30, 2016 and September 30, 2016, we were in breach of the Borrowing Base and Total Leverage Ratio requirements, as well as the requirement for timely delivery of certain certificates and reports under our Credit Facility. Our lender has not accelerated our obligations under the Credit Facility. However, if we are unable to find alternative capital structures, or otherwise improve our liquidity, our Credit

Facility lender may accelerate the obligations thereunder and we will not be able to repay the obligations that become immediately due.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2016 and September 30, 2016, the Company was in breach of the Credit Facility’s Borrowing Base and Total Leverage Ratio requirements, as well as the requirement for timely delivery of certain quarterly certificates and reports. The

Company’s Board of Directors and management continue to evaluate alternative strategies and capital structures, but there are no guarantees these discussions or negotiations will be successful. If the Company is unable to reach agreement with its lender, obtain waivers, find acceptable alternative financing or obtain equity contributions, the Company’s Credit Facility lender could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not currently have sufficient liquidity to pay the then current portion of the Credit Facility. See Item 1. Notes To Unaudited Condensed Consolidated Financial Statements – Note 1 for further discussion.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Second Amendment to Amended and Restated Multicurrency Credit Agreement and Waiver (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Fenix Parts, Inc.

Dated: February 21, 2017	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)