Form 10-Q
period 2016-09-30
Fenix Parts, Inc.
filed 2017-03-29
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 24, 2017, the registrant had issued and outstanding an aggregate of 20,141,941 shares of Common Stock.

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

FENIX PARTS, INC.
FORM 10-Q

PART I -	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$783	$2,827
Accounts receivable, net of allowance $431and $460	6,349	6,834
Inventories, net	32,224	38,892
Prepaid expenses and other current assets	803	545
Total current assets	40,159	49,098
Property and equipment	13,865	13,103
Accumulated depreciation and amortization	(3,056)	(1,494)
Property and equipment, net	10,809	11,609
Goodwill	37,438	76,812
Intangible assets, net	33,296	33,786
Indemnification receivables	2,297	5,078
Other non-current assets	3,419	3,455
TOTAL ASSETS	$127,418	$179,838

LIABILITIES
Current liabilities:
Accounts payable	$3,112	$3,456
Accrued expenses	4,365	2,847
Contingent consideration liabilities - current	7,516	9,345
Current portion of long-term debt	21,401	793
Other current liabilities	2,310	1,728
Total current liabilities	38,704	18,169
Deferred warranty revenue, net of current portion	503	227
Long-term related party obligations, net of current portion	918	2,071
Long-term debt under credit facility, net of current portion	—	19,645
Contingent consideration liabilities, net of current portion	—	6,085
Deferred income tax liabilities	9,639	15,624
Reserve for uncertain tax positions	2,808	5,733
Other non-current liabilities	3,048	2,500
Total non-current liabilities	16,916	51,885
TOTAL LIABILITIES	55,620	70,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 30,000,000 shares authorized; 19,991,907 and 19,926,868 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	138,820	136,398
Accumulated other comprehensive loss	(2,915)	(4,247)
Accumulated deficit	(72,527)	(30,787)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	63,398	101,384
Noncontrolling interest	8,400	8,400
Total shareholders’ equity	71,798	109,784
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,418	$179,838

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2016	2015	2016	2015
Net revenues	$32,515	$27,275	$98,931	$38,745
Cost of goods sold	21,348	20,584	59,190	30,592
Gross profit	11,167	6,691	39,741	8,153
Selling, general and administrative expenses	12,962	14,579	37,567	21,272
Outside service and professional fees	1,742	3,575	5,083	6,988
Depreciation and amortization	1,138	1,077	3,500	1,786
Change in fair value of contingent consideration liabilities	(1,411)	(1,022)	(8,393)	(193)
Change in indemnification receivable	266	—	2,782	—
Goodwill impairment	—	—	45,300	—
Operating loss	(3,530)	(11,518)	(46,098)	(21,700)

Interest expense	(437)	(78)	(1,192)	(100)
Other income (expense), net	165	26	408	(1,678)
Loss before income tax benefit	(3,802)	(11,570)	(46,882)	(23,478)
Benefit for income taxes	(2,031)	(5,022)	(5,142)	(10,326)
Net loss	$(1,771)	$(6,548)	$(41,740)	$(13,152)

Loss per share available to common shareholders:
Basic and Diluted	$(0.08)	$(0.33)	$(2.00)	$(1.10)

Weighted average common shares outstanding:
Basic and Diluted	19,988,809	19,475,046	19,818,231	11,206,390

Dividends paid	$0.00	$0.00	$0.00	$0.00

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(1,771)	$(6,548)	$(41,740)	$(13,152)
Foreign currency translation adjustment	(285)	(2,256)	1,332	(2,961)
Net comprehensive loss	$(2,056)	$(8,804)	$(40,408)	$(16,113)
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total shareholders’ equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2015	19,926,868	$20	$136,398	$(4,247)	$(30,787)	$8,400	$109,784
Leesville retention bonus	—	—	790	—	—	—	790
Share based awards	65,039	—	1,632	—	—	—	1,632
Foreign currency translation adjustment	—	—	—	1,332	—	—	1,332
Net loss	—	—	—	—	(41,740)	—	(41,740)
Balance as of September 30, 2016	19,991,907	$20	$138,820	$(2,915)	$(72,527)	$8,400	$71,798
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net loss	$(41,740)	$(13,152)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,260	2,156
Share-based compensation expense	2,422	1,496
Non-cash rent expense	689	—
Deferred income taxes	(2,774)	(10,423)
Deferred warranty revenue	725	665
Reversal of reserves for uncertain tax positions	(2,927)	57
Reduction in indemnification receivables	2,782	—
Amortization of inventory fair value mark up	1,402	6,952
Lower value of acquired inventory	(1,777)	—
Retrospective inventory opening balance sheet adjustment	(2,221)	—
Change in fair value of contingent consideration liabilities	(8,393)	(193)
Make whole provision for pre-IPO investors	—	1,827
Goodwill impairment	45,300	—
Change in assets and liabilities
Accounts receivable	470	(4,241)
Inventories	(1,294)	270
Prepaid expenses and other current assets	(458)	(26)
Accounts payable	(364)	(537)
Accrued expenses	1,501	(510)
Other current liabilities	265	2,965
Net cash used in operating activities	(2,132)	(12,694)
Cash flows from investing activities
Capital expenditures	(586)	(114)
Purchases of companies, net of cash acquired	(149)	(87,807)
Net cash used in investing activities	(735)	(87,921)
Cash flows from financing activities
Net proceeds from initial public offering	—	101,279
Net proceeds from other issuances of common stock	—	250
Borrowings on revolving credit line	1,615	10,000
Payments on term loan	(625)	(250)
Debt issuance cost	(102)	(438)
Proceeds from other debt financing	—	213
Net cash provided by financing activities	888	111,054
Effect of foreign exchange fluctuations on cash and cash equivalents	(65)	(41)
Increase (decrease) in cash and cash equivalents	(2,044)	10,398
Cash and cash equivalents, beginning of period	2,827	453
Cash and cash equivalents, end of period	$783	$10,851
Supplemental cash flow disclosures:
Cash paid for interest	$771	$64
Cash paid for income taxes	$436	$—
Noncash transactions:
Equity issued for purchases of Subsidiaries	$—	$34,320
Accrued future consideration for acquisitions	$—	$8,620
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

Liquidity and Financial Condition
Since its inception in January 2014, Fenix’s primary sources of ongoing liquidity are cash flows from operations, cash provided by bank borrowings, proceeds from private stock sales, and the $101.3 million in net proceeds from its initial public offering (“IPO”) of common stock completed in May 2015. The Company has incurred operating losses since its inception and expects to continue to report operating losses for the foreseeable future as it integrates the subsidiaries it has acquired (see Note 3 below) and amortizes asset write-ups and intangibles assets established at acquisition. Fenix may never become profitable if it cannot successfully integrate and grow the acquired operations and reduce the level of outside professional fees that have been incurred during 2015 and 2016. During the year ended December 31, 2015, the Company recorded a net loss of $26.0 million, and cash used in operating activities was $15.8 million. For the three and nine months ended September 30, 2016, the Company recorded a net loss of $1.8 million and $41.7 million, respectively. The nine month period includes an impairment of goodwill of $45.3 million (see Note 10 below), somewhat offset by the favorable impact on costs of goods sold attributable to an adjustment to the value assigned to acquired inventories (see Note 3 below) and reductions in the estimated fair value of contingent consideration liabilities (see Note 5 below). As of September 30, 2016, Fenix had an accumulated deficit of $72.5 million.

Effective December 31, 2015, the Company and its subsidiaries entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal (the “Amended Credit Facility” or “Credit Facility”) (see Note 4 below for further details) which replaced the original Credit Facility with them (the “Original Credit Facility”). The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed in Note 4, below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility, and the term remained as five years from the date of the Original Credit Facility, expiring on May 19, 2020. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described in Note 4, below, were further clarified and amended. As of September 30, 2016, after classifying the Credit Facility debt as a current liability as discussed further below, the Company had working capital of $1.5 million, including cash and cash equivalents of $0.8 million. As of September 30, 2016, the Company owed $21.8 million under the Amended Credit Facility (consisting of a term loan with a balance of $9.0 million and a revolving credit facility with a balance of $12.8 million), and had $6.4 million in outstanding standby letters of credit.

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

As of June 30, 2016, September 30, 2016 and December 31, 2016, the Company was in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances (which were created by establishing lower acquired inventory values as described in Note 3 that reduced the applicable borrowing base), as well as the requirement for timely delivery of certain quarterly certificates and reports. The financial covenants are defined in Note 4. As a result, all of the Credit Facility debt is reported in the accompanying condensed consolidated balance sheet as a current liability at September 30, 2016 and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived. On March 27, 2017, the Company and its subsidiaries entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with BMO Harris Bank N.A and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur. The Forbearance Agreement also permits the Company to add the quarterly interest payment otherwise due for the first quarter of 2017 to the principal amount of debt outstanding and defer a $250,000 principal payment due on March 31, 2017 to the end of the forbearance period.

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

The Company is in breach of certain financial covenants contained in the Credit Facility as described above and in Note 4. The failure to operate within the requirements of these financial covenants as of September 30, 2016 was due primarily to (i) lower asset values as a result of reductions during 2016 to the aggregate estimated fair value of inventory acquired as part of the purchase of Subsidiaries, which have reduced the Company’s borrowing base, (ii) limits on certain non-cash adjustments to calculate EBITDA for covenant compliance, and (iii) EBITDA during the third quarter of 2016 that was lower than forecasted because of a decline of approximately $1.7 million in quarterly net revenues (as compared to a Company record level of net revenues for the quarter ended June 30, 2016) and higher cost of goods sold and operating expenses, including significant accounting, legal and other fees, primarily as a result of the transition to a new public accounting firm beginning in July 2016 and the SEC inquiry discussed in Note 11, which have forced the Company to incur significant accounting and legal fees during the second half of 2016.

Management has been and remains highly focused on maximizing cash flows from operations and, to the extent possible under the circumstances, minimizing the cost of outsourced professional fees. Although scrap metal prices, which declined by more than 20% on average from the second to the third quarter of 2016, have increased since September 30, 2016, the Company’s expectation is that the current high level of professional fees should decline after the first half of 2017, the Company still may not be able to comply with all the financial covenants contained in its Credit Facility in future periods unless those requirements are waived or amended or unless the Company can obtain new subordinated debt or equity financing. The Board of Directors of the Company has engaged a financial advisor to advise the Board and Company management to assist in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor will identify and evaluate potential alternatives including debt or equity financing, a strategic investment into the Company or a business combination, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind.

On March 27, 2017, the Company entered into the Forbearance Agreement described above. If the Company is unable to reach further agreement with its lenders to obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, after the forbearance period (and during the forbearance period in the event of any new defaults other than those anticipated defaults enumerated in the Forbearance Agreement), the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, the Company has significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and it will need access to additional credit to be able to satisfy these obligations.

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

Management believes that these interim consolidated financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2016 and the results of its operations and cash flows for the period ended September 30, 2016. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. The consolidated Company represents a single operating segment.

The unaudited condensed consolidated financial statements included herein reflect only Fenix’s operations and financial position before the IPO and concurrent acquisitions of eleven founding companies, which are referred to in these notes as the “Founding Companies,” on May 19, 2015. The operations of the Founding Companies and three subsequently acquired companies are reflected in the consolidated statements of operations from their respective dates of acquisitions. The Company sometimes refers to the Founding Companies and subsequently acquired companies in these notes as the “Subsidiaries.”

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

Reclassifications
Reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications have no impact on net loss, total assets or shareholders’ equity as previously reported.

Correction of Immaterial Errors
The Company previously incorrectly presented the net value of its above and below market long-term leases in its balance sheet. The Company assessed the materiality of this misstatement on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior annual or interim periods. In the current period, the Company has corrected this immaterial error such that below market leases are recorded in other non-current assets and above market leases are recorded in other non-current liabilities as shown in the table below.

(In thousands)	December 31, 2015
Previous presentation
Other non-current assets	$1,218
Current presentation
Other non-current assets	$3,388
Other non-current liabilities	$2,170

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2020. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of “a business” to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) (a consensus of the Emerging Issues Task Force).  ASU 2016-15 addresses eight specific cash flow issues and applies to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes the accounting for certain aspects of share-based payment awards to employees and requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 effective April 1, 2016 and all forfeitures have been applied when they occurred.

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

The table below summarizes the approximate fair values of the aggregate assets acquired and liabilities assumed at the respective dates of acquisitions, and incorporates the provisional adjustments in measurement since they were previously reported at December 31, 2015 through September 30, 2016. These estimates and assumptions as they relate to the two companies acquired in October 2015 are subject to additional changes during the purchase price measurement period and could change materially as the Company finalizes the valuations of these assets and liabilities. The measurement period is one year from the date of the acquisition.

(In thousands)		Opening Balance Sheet as Previously Reported	Adjustments For the Three Months Ended March 31, 2016	Adjusted Opening Balance Sheet
Cash and other current assets		$8,666	$—	$8,666
Inventories	(i)	47,794	(10,722)	37,072
Property and equipment	(ii)	13,235	—	13,235
Other non-current assets	(iii)	5,271	—	5,271
Intangible assets	(iv)	37,396	1,710	39,106
Current liabilities		(7,572)	—	(7,572)
Reserve for uncertain tax positions		(5,760)	—	(5,760)
Deferred income taxes, net	(v)	(24,168)	3,758	(20,410)
Non-current liabilities		(422)	—	(422)
Total net identifiable assets acquired		74,440	(5,254)	69,186
Goodwill		80,023	5,403	85,426
Total net assets acquired		$154,463	$149	$154,612

During the three months ended March 31, 2016, the Company reduced the aggregate estimated value of the acquired inventories by $10.7 million to reflect the most recent historical information available regarding excess and unsaleable parts acquired as well as sales discounts given to sell certain acquired parts. This inventory adjustment resulted in a $1.7 million increase in intangible assets (customer relationships), a $3.8 million reduction in deferred income taxes and a $5.3 million increase in goodwill. In accordance with ASU No. 2015-16, which is discussed in Note 2 above, the adjustment also resulted in a reduced charge to cost of goods sold during the nine months ended September 30, 2016 of approximately $4.0 million consisting of $2.2 million for the opening inventory mark up to fair value (see (i) below) and approximately $1.8 million, related to the lower value of acquired inventories sold between the respective acquisition dates and December 31, 2015. The $2.2 million adjustment to the opening inventory markup had a related $1.0 million deferred tax liability. The $2.2 million and the $1.0 million were previously recorded through the prior period operations and were adjusted through the operations for the nine months ended September 30, 2016 within the cost of goods sold and the tax benefit line items, respectively.

Included in the fair value allocation reflected in the table above are the various valuations described below which are primarily based on Level 3 inputs:

(i)
Inventory was marked up to 90% of its estimated selling price representing the inventory’s fair market valuation, with selling costs and related profit margin estimated at all companies to be 10%. This fair value adjustment to inventory, after a reduction of approximately $2.2 million for the opening balance sheet adjustment described above, totaled approximately $7.8 million, of which $1.4 million was amortized as an additional charge recorded in cost of goods sold during the nine months ended September 30, 2016. This fair value mark up adjustment was completely amortized through September 30, 2016 as the acquired inventory was expected to be sold within six to nine months.

(ii)
Assumptions for property and equipment valuation, which are based on cost and market approaches, are based primarily on data from industry databases and dealers on current costs of new equipment and information about the useful lives and age of the equipment. The remaining useful life of property and equipment was determined based on historical experience using such assets, and varies from 1 - 6 years depending on the acquired company and nature of the assets. All property and equipment is being depreciated using the straight-line method.

(iii)
The Company may recover amounts from the former owners of certain of the acquired companies if the Company is required to make certain income tax or other payments as defined in the relevant acquisition agreements after the acquisition. In the case of the Founding Companies, the Company’s right to these tax related indemnifications is generally subject to a threshold of 1% of the purchase price, a cap of 40% of the purchase price paid for each individual acquisition and a survival period of three years from the date of their acquisition. During the three and nine months ended September 30, 2016, the Company reversed $0.3 million and $2.8 million, respectively, of indemnification receivables through a charge in the accompanying consolidated statement of operations, as the statute of limitations expired on the tax-related indemnity as discussed further in Note 9 below.

(iv)	The table below summarizes the aggregate gross intangible assets recorded:

(In thousands)
Trade names	$6,122
Customer relationships	31,308
Covenants not to compete	1,676
Total	$39,106

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(v)
The Company recorded deferred income taxes relating to the difference between financial reporting and tax basis of assets and liabilities acquired in the acquisitions in nontaxable transactions. The Company also eliminated historical deferred income taxes of the companies acquired in taxable transactions.

Pro Forma Results
The following table shows the combined pro forma net revenues and net loss of the Company as if acquisitions of all of its Subsidiaries had occurred on January 1, 2015:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2015	2015
Net revenues	$32,211	$95,598
Net loss	$(7,461)	$(10,500)

Pro forma combined net revenues consisted of:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2015	2015
Recycled OE parts and related products	$27,762	$82,430
Other ancillary products (scrap)	4,449	13,168
Total	$32,211	$95,598

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

Note 4. Bank Credit Facility

Amended and Restated Credit Facility
Effective December 31, 2015, the Company and its subsidiaries entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal (the “Amended Credit Facility” or “Credit Facility”) which replaced the original Credit Facility with them (the “Original Credit Facility”). The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described below, were further clarified and amended.

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

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its U.S. subsidiaries, which also guaranty the borrowings. In addition, the Company pledged all of the stock in its U.S. Subsidiaries as security and 66% of the stock of its direct Canadian Subsidiary, Fenix Canada (other than its exchangeable preferred shares).

The Company’s U.S. Dollar borrowings under the Amended Credit Facility bear interest at fluctuating rates, at the Company’s election in advance for any applicable interest period, by reference to the “base rate”, “Eurodollar rate” or “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Credit Facility. The base rate is the highest of (i) the rate BMO Harris Bank N.A. announces as its “prime rate,” (ii) 0.50% above the rate on overnight federal funds transactions or (iii) the London Interbank Offered Rate (LIBOR) for an interest period of one month plus 1.00%. The applicable margin is determined quarterly based on the Company’s Total Leverage Ratio, as described below. The borrowings were subject to interest rates ranging from 3.57% - 4.98% at September 30, 2016.

The Canadian Dollar borrowings under the Amended Credit Facility bear interest at fluctuating rates, at the Company’s election in advance for any applicable interest period, by reference to the “Canadian Prime Rate” plus the applicable margin within the relevant range of margins provided in the Amended Credit Facility. The Canadian Prime Rate is the higher of (i) the rate the Bank of Montreal announces as its “reference rate,” or (ii) the Canadian Dollar Offered Rate (CDOR) for an interest period equal to the term of any applicable borrowing plus 0.50%. The applicable margin is determined quarterly based on the Company’s Total Leverage Ratio, as described below. The maximum and initial margin for interest rates after March 31, 2016 on Canadian borrowings under the Credit Facility is 2.75% on base rate loans.

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

The Company also is subject to a limitation on its indebtedness based on quarterly calculations of a Borrowing Base.  The Borrowing Base is determined based upon Eligible Receivables and Eligible Inventory and is calculated separately for the United States and Canadian borrowings.  If the total amount of principal outstanding for revolving loans, term loans, letters of credit and other defined obligations is in excess of the Borrowing Base, then the Company is required to repay the difference or be in default of the Credit Facility.

As of September 30, 2016, the Company owed $21.8 million under the Credit Facility as shown in the table below. The Company also had $6.4 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and the Company’s property and casualty insurance program. As of September 30, 2016, for reasons described in Note 1, the Company was in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements, as well as the requirement for repaying over-advances (which were created by establishing lower acquired inventory values as described in Note 3 that reduced the applicable borrowing base), as well as the requirement for timely delivery of certain quarterly certificates and reports. The financial covenants are defined above in this Note. Since the Company is in default as of the date that this Third Quarter report on Form 10-Q is being filed, all of the Credit Facility debt is reported in the accompanying condensed consolidated balance sheet as a current liability and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, the Company and its subsidiaries entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur. The Forbearance Agreement also permits the Company to add the quarterly interest payment otherwise due for the first quarter of 2017 to the principal amount of debt outstanding and defer a $250,000 principal payment due on March 31, 2017 to the end of the forbearance period.

The Board of Directors of the Company has engaged a financial advisor to advise the Board and Company management and to assist in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor will identify and evaluate potential alternatives including debt or equity financing, a strategic investment into the Company or a business combination, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind.

If the Company is unable to reach further agreement with its lenders to obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, after the forbearance period (and during the forbearance period in the event of any new defaults other than those anticipated defaults enumerated in the Forbearance Agreement), the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt.

Maturities of Credit Facility
The following is a summary of the components of the Company’s Credit Facility debt and amounts outstanding at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Obligations:
Term loan	$9,000	$9,625
Revolving credit facility	12,815	11,200
Total debt	21,815	20,825
Less: long-term debt issuance costs	—	(299)
Less: short-term debt issuance costs	(414)	(88)
Total debt, net of issuance costs	21,401	20,438
Less: current maturities, net of debt issuance costs	(21,401)	(793)
Long-term debt, net of issuance costs	$—	$19,645

There have been no additional borrowings under the Credit Facility since September 30, 2016.

Scheduled maturities, which the Company continues to follow, are as follows for the periods ending September 30; however, as described above, the Company is in default under the Credit Facility and the lenders could elect to declare some or all of the amounts shown below as immediately due and payable and therefore all the debt is classified as a current liability in the accompanying condensed consolidated balance sheet.

(In thousands)	2017	2018	2019	2020	Total
Revolving credit facility	$—	$—	$—	$12,815	$12,815
Term loan	1,000	1,000	1,000	6,000	9,000
Debt issuance costs	(113)	(113)	(113)	(75)	(414)
Total	$887	$887	$887	$18,740	$21,401

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

In connection with the original agreement, the Company incurred $438,000 in original debt issuance costs during 2015 and an additional $50,000 and $102,000 in amendment charges during the three and nine months ended September 30, 2016, which are netted against the term loan balance and are being amortized over the term of the Original Credit Facility. The amortized debt issuance costs are recognized as interest expense in the condensed consolidated statement of operations and amounted to $28,000 and $75,000 for the three and nine months ended September 30, 2016, respectively.

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

For the combination with Jerry Brown, Ltd. (“Jerry Brown”), the Company is required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, the Company recorded a liability for the acquisition date fair value of the contingent consideration of $2.5 million and increased this liability by $5.1 million during 2015 based on substantial operating improvements and management’s budget for Jerry Brown for 2016. Based on results actually achieved during 2016, EBITDA is now estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability was reduced by $3.8 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2016, of which $1.4 million was recorded during the three months ended September 30, 2016. As of September 30, 2016, the total contingent consideration liability attributable to the Jerry Brown acquisitions was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned and is currently due and payable, and (b) $2.0 million estimated for the EBITDA target which will be determined in 2017. The Company is in negotiations with the former owners of Jerry Brown to schedule payment of currently due amounts and expects to fund these and future determined payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers, Inc. (“Eiss Brothers”) and End of Life Vehicles Inc., Goldy Metals Incorporated, and Goldy Metals (Ottawa) Incorporated (collectively, “the Canadian Founding Companies”) provide for a holdback of additional consideration which will be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of Fenix common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit

Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on management’s evaluation of the likelihood of meeting these performance targets for these two acquisitions, a liability of $7.8 million was recorded at the acquisition date for the fair value of the aggregate contingent consideration, which included the present value of the estimated cash portion and the then-current value of the Fenix common stock and the Exchangeable Preferred Shares held in escrow. While management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, the contingent consideration liability for the Canadian Founding Companies was reduced during the nine months ended September 30, 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires the Company to estimate contingent consideration at fair value using possible outcomes. As the amount of the contingent consideration is currently in dispute, the Company has recorded the estimated contingent consideration liability for the Canadian Founding Companies as of September 30, 2016 based on the result of its assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement. As a result of all these factors, the estimated fair value of the aggregate contingent liability due to the former owners of Eiss Brothers and the Canadian Founding Companies was reduced by $0.0 million and $4.2 million, and an exchange rate gain of $0.0 million and $0.5 million was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. The Company expects to fund any cash payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under the Credit Facility.

The period for calculating all contingent consideration liabilities was complete as of September 30, 2016, except for Jerry Brown’s uncapped EBITDA contingency. The Company is currently in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have begun the process of submitting this calculation to binding arbitration.

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

Note 7. Share-Based Compensation

Fenix’s 2014 Incentive Stock Plan (the “Plan”) was adopted by the Board of Directors in November 2014 and went into effect January 6, 2015 after it was approved by the Company’s shareholders. The Plan was amended by the Board of Directors and restated effective July 8, 2015 and again in November 2015, effective December 1, 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity bonuses), and other awards (which may be based in whole or in part on the value of the Company’s common stock). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. No awards were granted prior to the IPO. As of September 30, 2016, the Company had 312,250 shares available for share-based awards under the Plan. The Plan requires that each restricted stock unit and each share of restricted stock awarded reduce shares available by two shares.

Share-based compensation is included in selling, general and administrative expenses in the consolidated statements of operations. The components of share-based compensation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Stock options	$308	$520	$1,242	$582
Restricted stock grants	88	78	340	78
Leesville bonus shares	—	547	790	832
Other restricted or unregistered share issuances	—	—	50	217
Total share-based compensation	$396	$1,145	$2,422	$1,709

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

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of similar companies’ common stock for a period equal to the expected life of the option; (3) expected life of the option – an estimate based on industry historical experience including the effect of employee terminations; and (4) expected dividend yield - an estimate of cash dividends. The Company does not currently intend to pay cash dividends and thus has assumed a 0% dividend yield. In accordance with ASU No. 2016-09, all forfeitures were applied when they occurred. The forfeitures as noted below first occurred in the three months ended September 30, 2016.

Based on the results of the model, the fair value of the stock options granted during the first nine months of 2016 ranged from $1.20 to $1.54 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.1 - 1.85%
Expected volatility	30.0%
Expected life of option	6.3 years

Stock option activity for the nine months ended September 30, 2016 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on December 31, 2015	1,596,297	$9.02
Granted	482,750	4.04
Exercised	—	—
Expired or forfeited	(6,000)	9.60
Outstanding on September 30, 2016	2,073,047	$7.86	8.98	$8,700
Exercisable on September 30, 2016	699,390	$9.17	8.73	$—

At September 30, 2016, there was $2.9 million of unrecognized compensation costs related to stock option awards to be recognized over a weighted average period of 3.2 years.

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

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2015	150,000	$9.68
Granted	29,332	4.23
Forfeited	—	—
Vested	54,332	7.66
Unvested restricted stock units at September 30, 2016	125,000	$9.28

At September 30, 2016, there was $1.1 million of unrecognized compensation costs related to restricted stock units to be recognized over a weighted average period of 3.0 years.

The Company’s Director Compensation Policy provides that non-employee directors may elect to receive shares of fully-vested restricted stock in lieu of cash compensation based on the average closing price of the Company’s common stock during the period of service. During the nine months ended September 30, 2016, the Company issued 19,332 fully-vested restricted shares to the directors making such election for the period of service from January 1, 2016 to May 24, 2016 (date of the Annual Meeting) and recorded compensation expense of approximately $0.1 million. During the three months ended September 30, 2016, the Company issued no restricted shares to the directors.

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

Note 8. Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Canada preferred shares do not entitle the holders to any dividends or distributions and therefore, no earnings or losses of Fenix Canada are attributable to those holders. However, these shares are considered participating securities and therefore share in the Company’s net income (loss) of the period since being issued on May 19, 2015. Diluted income (loss) per share includes the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion is dilutive.

The calculations of loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share data)	2016	2015	2016	2015
Basic loss per common share:
Net loss	$(1,771)	$(6,548)	$(41,740)	$(13,152)
Net loss allocable to Fenix Canada preferred shares	(88)	(168)	(2,100)	(862)
Net loss available to common shares	$(1,683)	$(6,380)	$(39,640)	$(12,290)
Weighted-average common shares outstanding	19,988,809	19,475,046	19,818,231	11,206,390
Basic loss per common share	$(0.08)	$(0.33)	$(2.00)	$(1.10)

The Company has 11,667 common shares and 280,000 shares of Fenix Canada exchangeable preferred stock held in escrow relating to contingent consideration agreements relating to certain acquired companies. These shares are not included in basic loss per share or in the shares used to calculate the net loss attributable to Fenix Canada preferred shares and will not be included until the contingencies relating to their issuance have been determined, and some, all or none of these shares have been issued. Outstanding stock options and unvested restricted stock units described in Note 7 above are not included in the computation of diluted loss per share for any periods during which the inclusion of such equity equivalents would be anti-dilutive. The Leesville bonus shares described in Note 7 above are included in the weighted-average common shares outstanding for the 2016 periods.

Note 9. Income Taxes

For interim periods, the Company estimates its effective tax rate for the full year and records an interim provision or benefit, as applicable, at such rate.  The Company’s effective tax rate (benefit) of 11.0% for the nine months ended September 30, 2016, differs from the U.S. federal statutory rate of 34% due primarily to the goodwill impairment, for which no tax benefit was recorded as described further in Note 10. Other items impacting the effective tax rate include the reversal of $2.9 million in reserves for uncertain tax positions as described below, state income taxes, differences between U.S. and Canadian income tax rates, changes in the indemnification receivable and the contingent consideration liability which are not tax deductible, and the effect of a valuation allowance recorded for Canadian deferred tax assets. The effective tax rate (benefit) for the nine months ended September 30, 2015 was 44.0%.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company’s uncertain tax position reserves at September 30, 2016, including related accrued interest and penalties of approximately $1.0 million, all relate to tax positions assumed as part of the acquisitions in 2015. These tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. Under certain conditions, payments made by the Company, including interest and penalties, for assumed uncertain tax positions are indemnified by the former owners of the Subsidiaries for a period of three years from the acquisition in the case of the Founding Companies and for the period of the applicable statute of limitations in the case of the later-acquired companies. As of December 31, 2015, the Company had approximately $5.7 million of uncertain tax position reserves. During the nine months ended September 30, 2016, the statute of limitations lapsed without audit for certain tax returns filed by acquired companies for which reserves for uncertain tax positions and indemnification receivables had been established. As a result, the Company reversed $2.9 million of uncertain tax position reserves, which included $1.4 million of accrued interest and penalties, as a credit to the income tax benefit in the condensed consolidated statement of operations. As of September 30, 2016, the remaining uncertain tax position reserves amounted to $2.8 million. Correspondingly, the indemnification receivables were reduced by $2.8 million through a charge to operating expenses, and there is a remaining indemnification receivable of $2.3 million recorded in the condensed consolidated balance sheet as of September 30, 2016. If a reserved uncertain tax position results in an actual liability and the Company is unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the applicable indemnity period has expired, there could be a material charge to the Company’s consolidated financial results and reduction of cash resources.

Note 10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Changes in the carrying amount of goodwill were as follows:

(In thousands)
Balance as of December 31, 2015	$76,812
Purchase accounting allocation adjustments (see Note 3)	5,403
Exchange rate effects	523
Impairment charge	(45,300)
Balance as of September 30, 2016	$37,438

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

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. The Company’s intangible assets, net of accumulated amortization, totaled $35.1 million at March 31, 2016 and $33.3 million at September 30, 2016, and consist of trade names, non-competition agreements and customer relationships. The Company, in conjunction with its third party valuation expert, used various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, the Company also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

After considering qualitative indicators at September 30, 2016 that caused the Company to revisit the possibility of further impairment for goodwill and for intangible assets, the Company performed step 1 of the two-step impairment test and concluded that no further impairment for goodwill and intangible assets was appropriate at September 30, 2016. Expected second and third quarter results and market capitalization were considered as part of the March 31, 2016 analysis, and actual results and other key factors did not deviate from management’s expectations in such a way that would call into question the realizability of goodwill and other long lived assets as of September 30, 2016.

Note 11. Commitments and Contingencies

Operating Leases
Rental expense for operating leases was approximately $1.0 million and $2.6 million during the three and nine months ended September 30, 2016, respectively. The Company incurred rent expense of $1.0 million and $1.2 million for the three and nine months ended September 30, 2015, respectively. The Company leases properties from the former owners of the Subsidiaries and other related parties. The Company did not enter into any new leases during the nine months ended September 30, 2016.

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

Certain assets and liabilities are required to be recorded at fair value on either a recurring or non-recurring basis. At September 30, 2016, the fair value of contingent consideration, which is a recurring fair value measurement, was valued in the consolidated financial statements using Level 3 inputs. The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which are Level 1 as they approximate fair value due to the short-term maturity of these instruments.

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

Beagell Group (Designated Accounting Co-Predecessor)
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Net revenues	$11,107
Cost of goods sold	7,395
Gross profit	3,712
Operating expenses	3,184
Income from operations	528
Other income	64
Income before income tax expense	592
Income tax expense	76
Net income	$516
Net income attributable to noncontrolling interest	279
Net income attributable to Beagell Group	$237

Beagell Group
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Cash flows from operating activities
Net income	$516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	277
Provision for uncertain tax positions	86
Gain on disposal of property and equipment	(61)
Change in assets and liabilities
Accounts receivable	(135)
Inventories	114
Prepaid expenses and other current assets	(104)
Account payable	233
Accrued expenses and other liabilities	(306)
Deferred warranty revenue	(143)
Net cash provided by operating activities	477
Cash flows from investing activities
Proceeds from disposal of property and equipment	161
Premium payments on life insurance policies	594
Payments made on related party receivables	333
Capital expenditures	(285)
Net cash provided in investing activities	803
Cash flows from financing activities
Payments of debt	(26)
Shareholder distributions	(1,859)
Net cash used in financing activities	(1,885)
Decrease in cash and cash equivalents	(605)
Cash and cash equivalents, beginning of period	2,770
Cash and cash equivalents, end of period	$2,165
Supplemental cash flow disclosures
Cash paid for income taxes	$5

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of the Beagell Group and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the period from January 1, 2015 to May 18, 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts. Revenue from such extended warranty contracts was approximately $189,000 for the period from January 1, 2015 to May 18, 2015.

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

Note 3. Commitments and Contingencies

Operating Lease
The Company is obligated under a non-cancelable operating lease for corporate office space, warehouse and distribution facilities. The facilities are owned by certain shareholders of the Company. In 2015, the entity holding the leased assets was consolidated, and there was no rental expense recognized for the period from January 1, 2015 to May 18, 2015.

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
In addition to the uncertain tax positions described above, the Company has other uncertain tax positions related to the timing of certain deductions for income tax purposes. The related basis differences caused by this timing of deductions for income tax purposes and the timing of expense recognition for financial reporting purposes are reported by the Company’s equity holders. However, interest and penalties are separately recorded for all uncertain tax positions as part of income tax expense and amounted to approximately $24,000 for the period from January 1, 2015 to May 18, 2015. The Company had accumulated interest and penalties of approximately $373,000 as of May 18, 2015, which are included in the reserve for uncertain tax positions on the combined balance sheets.
The Company is generally no longer subject to examination in primary tax jurisdictions for tax years through 2011. The Company is not currently subject to any audits or examinations.

Note 5. Employee Benefit Plans
The Company provides a defined contribution plan covering eligible employees, which includes a matching contribution. Matching Company contributions to this plan was approximately $37,000 for the period January 1, 2015 to May 18, 2015.

Standard (Designated Accounting Co-Predecessor)
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Net revenues	$8,914
Cost of goods sold	5,996
Gross profit	2,918
Operating expenses	3,385
Loss from operations	(467)
Other income, net	302
Loss before income tax expense	(165)
Income tax provision	79
Net loss	(244)
Net loss attributable to noncontrolling interest	(15)
Net loss attributable to Standard	$(229)
Net loss	$(244)
Foreign currency translation adjustments, net of tax	(366)
Net comprehensive income (loss)	(610)
Net comprehensive income (loss) attributable to noncontrolling interest	(17)
Net comprehensive income (loss) attributable to Standard	$(593)

Standard
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In thousands)	Period from January 1, 2015 to May 18, 2015
Cash flows from operating activities
Net loss	$(244)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	302
Deferred income tax benefit	(194)
Provision for uncertain tax positions	69
Insurance proceeds	150
Gain on fire	(51)
Loss on disposal of property and equipment	15
Change in assets and liabilities
Accounts receivable	(216)
Inventories	(12)
Prepaid expenses and other current assets	(432)
Accounts payable	(306)
Accrued expenses and other current liabilities	343
Net cash used in operating activities	(576)
Cash flows from investing activities
Capital expenditures	(119)
Insurance Proceeds	109
Other	61
Net cash provided by investing activities	51
Effect of foreign exchange fluctuations on cash	559
Net increase in cash and cash equivalents	34
Cash and cash equivalents, beginning of period	1,354
Cash and cash equivalents, end of period	$1,388
Supplemental cash flow disclosure
Cash paid for income taxes	$9

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

Note 2. Summary of Significant Accounting Policies

Basis of Preparation
These unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements of Standard and the notes thereto as of and for the year ended December 31, 2014 included in Fenix Parts, Inc.’s prospectus dated May 14, 2015. The Company continues to follow the accounting policies set forth in those combined financial statements. Management believes that these combined interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the results of its operations and cash flows for the period from January 1, 2015 to May 18, 2015. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency
The assets and liabilities of End of Life Vehicles, Goldy Metals Ottawa, Goldy Metals Toronto and Port Hope, whose functional currency is the Canadian dollar, are translated into US dollars at period-end exchange rates prior to combination. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of accumulated other comprehensive income within shareholders’ equity. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and the settlement date. Transaction gains $5,600 for the period January 1, 2015 to May 18, 2015, and are included in operating expenses on the consolidated statements of operations.

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
Revenue from the sale of separately priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or over five years for life-time warranties. Revenue from such extended warranty contracts was approximately $98,000 for the period January 1, 2015 to May 18, 2015.
Net revenues were reported by the Company’s Canadian entities of approximately $7,336,000 for the period from January 1, 2015 to May 18, 2015.

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

Note 3. Commitments and Contingencies

Leases
Goldy Metals Toronto pays rent to one of the shareholders under a month to month lease agreement. Lease expense under this operating lease was approximately $24,000 for the period from January 1, 2015 to May 18, 2015.

Note 4. Income Taxes
For the period from January 1, 2015 to May 18, 2015, the effective tax rate was (48.10)%. The effective tax rate differs from the statutory rate due to the impact of foreign tax rates and changes in uncertain tax positions.
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

Note 5. Fire at Toronto Facility
On March 3, 2014, a fire occurred at the Goldy Metals Toronto facility located in Scarborough, Ontario. The fire destroyed the dismantling facility and a substantial portion of the location’s inventory. For the periods from January 1, 2015 to May 18, 2015 the Company did not incur any additional charges but received insurance recoveries of approximately $259,000, which was recognized as income when received. If any additional proceeds are received they are expected to be insignificant.

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

Liquidity and Ability to Continue as a Going Concern
Our unaudited condensed consolidated financial statements have been prepared assuming we continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2016, September 30, 2016 and December 31, 2016, we were in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances as well as the requirement for timely delivery of certain quarterly certificates and reports. On March 27, 2017, we entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with BMO Harris Bank N.A and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur.

Our Board of Directors has engaged a financial advisor to advise the Board and management and to assist in pursuing a range of potential strategic and financial transactions that will provide us with improved liquidity and maximize shareholder value. The financial advisor will identify and evaluate potential alternatives including debt or equity financing, a strategic investment into us or a business combination, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind.

If we are unable to reach further agreement with its lenders to obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, after the forbearance period (and during the forbearance period in the event of any new defaults other than those anticipated defaults enumerated in the Forbearance Agreement), the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, we do not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, we have significant obligations under contingent consideration agreements related to certain acquired companies, and we will need access to additional credit to be able to satisfy these obligations. These matters, including our ability to continue as a going concern, are more fully discussed below under Liquidity and Capital Resources.

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

During the first quarter of 2016, our stock price declined 32% from $6.79/share at December 31, 2015 to $4.60/share at March 31, 2016. Management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since book value at such date no longer exceeded the carrying amount. As such, management applied the second step of the goodwill impairment test and, with consideration of a third party valuation report and using the methodology and assumptions explained in Note 10 to the condensed consolidated financial statements, calculated a goodwill impairment of $45.3 million that was recorded in the three months ended March 31, 2016 and is reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2016.

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

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $35.1 million at March 31, 2016 and $33.3 million at September 30, 2016, and consist of trade names, non-competition agreements and customer relationships. Our third party valuation experts use various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed intangible assets and did not identify any impairment as of March 31, 2016.

After considering qualitative indicators at September 30, 2016 that caused us to revisit the possibility of further impairment for goodwill and for intangible assets, we concluded that no further impairment for goodwill and intangible assets was appropriate at September 30, 2016. Expected second and third quarter results and market capitalization were considered as part of our March 31, 2016 analysis, and actual results and other key factors did not deviate from our expectations in such a way that would call into question the realizability of goodwill and other long lived assets as of September 30, 2016.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2016 and 2015

(in thousands, except percentages)	Three Months Ended September 30, 2016	Percent of Net Revenues	Three Months Ended September 30, 2015	Percent of Net Revenues
Net revenues	$32,515	100.0%	$27,275	100.0%
Cost of goods sold	21,348	65.7%	20,584	75.5%
Gross profit	11,167	34.3%	6,691	24.5%
Selling, general and administrative expenses	12,962	39.9%	14,579	53.5%
Outside service and professional fees	1,742	5.4%	3,575	13.1%
Depreciation and amortization	1,138	3.5%	1,077	3.9%
Change in fair value of contingent consideration liabilities	(1,411)	(4.3)%	(1,022)	(3.7)%
Change in indemnification receivable	266	0.8%	—	—%
Operating loss	(3,530)	(10.9)%	(11,518)	(42.2)%
Interest expense	(437)	(1.3)%	(78)	(0.3)%
Other income, net	165	0.5%	26	0.1%
Loss before income tax benefit	(3,802)	(11.7)%	(11,570)	(42.4)%
Benefit for income taxes	(2,031)	(6.2)%	(5,022)	(18.4)%
Net loss	$(1,771)	(5.4)%	$(6,548)	(24.0)%

The following table shows the combined unaudited pro forma net revenues and net loss for us as if the acquisition of all subsidiaries had occurred on January 1, 2015. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2015 or of future operating results:

	(Unaudited)
	Three Months Ended September 30,		Difference
(in thousands, except percentages)	2016 as Reported	2015 Pro Forma	$	%
Net revenues	$32,515	$32,211	$304	0.9%
Net loss	$(1,771)	$(7,461)	$5,690	(76.3)%

Pro forma net revenues consisted of:

	(Unaudited)
	Three Months Ended September 30,		Difference
(in thousands, except percentages)	2016 as Reported	2015 Pro Forma	$	%
Recycled OE parts and related products	$27,694	$27,762	$(68)	(0.2)%
Other ancillary products (scrap)	4,821	4,449	372	8.4%
Total	$32,515	$32,211	$304	0.9%

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

Net Revenues
Net revenues for the three months ended September 30, 2016 were $32.5 million. This represents a 19.0% increase over net revenues for the three months ended September 30, 2015 of $27.3 million. This change is a result of only having automotive recycling operations for the Founding Companies for a full quarter in 2015 along with Ocean County, which was acquired half way through August 2015. Butler and Tri-City were acquired in the fourth quarter of 2015. Net revenues of $32.5 million represents a 0.9% increase from unaudited pro forma combined net revenues for the three months ended September 30, 2015 of $32.2 million. Of this increase, $(0.1) million was attributable to sales of OE parts and related products and $0.4 million was attributable to sales of scrap.

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

Cost of Goods Sold
Our cost of goods sold for the three months ended September 30, 2016 amounted to $21.3 million, or 65.7% of net revenues and a gross profit percentage of 34.3%. This represents a 3.4% increase over cost of goods sold for the three months ended September 30, 2015 of $20.6 million. This change is a result of only having automotive recycling operations for the Founding Companies for a full quarter in 2015 along with Ocean County, which was acquired half way through August 2015. Butler and Tri-City were acquired in the fourth quarter of 2015. Costs of goods sold for the three months ended September 30, 2016 and 2015 includes $0.0 million and $4.3 million, respectively, attributable to post-acquisition amortization of higher inventory values from applying the purchase method of accounting to the acquired inventories of the Subsidiaries. As of September 30, 2016, there was no remaining unamortized fair value inventory adjustment as the acquired inventory was expected to be sold within six to nine months. Depreciation of $0.2 million was included in cost of goods sold during the three months ended September 30, 2016.

As mentioned above, our results of operations are exposed to market risk related to price fluctuation in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory, in addition to the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against price changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and the corresponding effect on cost of goods sold. Our cost of goods sold for recycled OEM and related products reflects the historic average cost to acquire such products, including the price to purchase vehicles, auction, storage and towing fees, and expenditures for buying and dismantling vehicles.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2016 amounted to $13.0 million, or 39.9% of net revenues. This represents a (11.0)% decrease over selling, general and administrative expense for the three months ended September 30, 2015 of $14.6 million. Selling, general and administrative expenses consisted of (i) selling and marketing expenses, (ii) general and administrative expenses, and (iii) amortization of $0.4 million and $1.2 million of non-cash share-based compensation during the three months ended September 30, 2016 and 2015, respectively.

Outside Service and Professional Fees
Our outside service and professional fees for the three months ended September 30, 2016 amounted to $1.7 million, or 5.4% of net revenues. This represents a (52.8)% decrease over outside service and professional fees for the three months ended September 30, 2015 of $3.6 million. Outside service and professional fees consisted primarily of auditing, valuation reports and opinions, tax consulting, and legal fees for the three months ended September 30, 2016 and 2015. For the three months ended September 30, 2015, outside service and professional fees included costs related to establishing the accounting valuations for the acquisitions of the Founding Companies and for outside accounting services as we had not yet recruited and staffed an internal accounting department. For the three months ended September 30, 2016, outside service and professional fees included costs related to the transition to a new external audit firm.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the three months ended September 30, 2016 amounted to $1.1 million, or 3.5% of net revenues. This represents no change over depreciation and amortization expense for the three months ended September 30, 2015 of $1.1 million. Depreciation and amortization consisted primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our estimated fair value of contingent consideration liabilities decreased by $1.4 million for the three months ended September 30, 2016, resulting in income equal to 4.3% of net revenues. This compares to a decrease in the estimated fair value of contingent consideration liabilities and resulting income recorded for the three months ended September 30, 2015 of $1.0 million. The change during the three months ended September 30, 2016 primarily results from the reduction by $1.5 million of the estimated contingent consideration for Jerry Brown, Ltd. (“Jerry Brown”) in September 2016 in accordance with FASB ASC No. 805 “Business Combination,” which requires us to fair value our contingent consideration liabilities using possible outcomes. The change during the three months ended September 30, 2015 resulted because of mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement.

Interest expense and other income (expense), net
Our interest expense, primarily related to our Credit Facility, was $0.4 million for the three months ended September 30, 2016. Our interest and other income, net for the three months ended September 30, 2016, amounted to $0.2 million of income. Combined, these items were 0.8% of net revenues.

Benefit for income taxes
We recorded an income tax benefit of $2.0 million during the three months ended September 30, 2016, an effective rate of 53.4% of the pretax loss reported in the period. This represents a 60.0% decrease as compared to the income tax benefit for the three months ended September 30, 2015 of $5.0 million, which was based on a larger pretax loss. The effective rate differs from the U.S. federal statutory rate due to the reversal of $0.3 million of reserves for uncertain tax positions during the third quarter of 2016, and the effects of state and Canadian income taxes and non-deductible income and expense items reported in the statement of operations.

Net loss
Net loss for the three months ended September 30, 2016 and 2015 was $1.8 million and $6.5 million, respectively. This represents a 72.3% decrease which results from the matters described above.

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015

(in thousands, except percentages)	Nine Months Ended September 30, 2016	Percent of Net Revenues	Nine Months Ended September 30, 2015	Percent of Net Revenues
Net revenues	$98,931	100.0%	$38,745	100.0%
Cost of goods sold	59,190	59.8%	30,592	79.0%
Gross profit	39,741	40.2%	8,153	21.0%
Selling, general and administrative expenses	37,567	38.0%	21,272	54.9%
Outside service and professional fees	5,083	5.1%	6,988	18.0%
Depreciation and amortization	3,500	3.5%	1,786	4.6%
Change in fair value of contingent consideration liabilities	(8,393)	(8.5)%	(193)	(0.5)%
Change in indemnification receivable	2,782	2.8%	—	—%
Goodwill impairment	45,300	45.8%	—	—%
Operating loss	(46,098)	(46.5)%	(21,700)	(56.0)%
Interest expense	(1,192)	(1.2)%	(100)	(0.3)%
Other income (expense), net	408	0.4%	(1,678)	(4.3)%
Loss before income tax benefit	(46,882)	(47.4)%	(23,478)	(60.6)%
Benefit for income taxes	(5,142)	(5.2)%	(10,326)	(26.7)%
Net loss	$(41,740)	(42.2)%	$(13,152)	(33.9)%

The following table shows the combined unaudited pro forma net revenues and net loss for us as if the acquisition of all subsidiaries had occurred on January 1, 2015. These unaudited pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2015 or of future operating results:

	(Unaudited)
	Nine Months Ended September 30,		Difference
(in thousands, except percentages)	2016 as Reported	2015 Pro Forma	$	%
Net revenues	$98,931	$95,598	$3,333	3.5%
Net loss	$(41,740)	$(10,500)	$(31,240)	297.5%

Pro forma net revenues consisted of:

	(Unaudited)
(in thousands, except percentages)	Nine Months Ended September 30,		Difference
	2016 as Reported	2015 Pro Forma	$	%
Recycled OE parts and related products	$84,732	$82,430	$2,302	2.8%
Other ancillary products (scrap)	14,199	13,168	1,031	7.8%
Total	$98,931	$95,598	$3,333	3.5%

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

Net Revenues
Net revenues for the nine months ended September 30, 2016 were $98.9 million. This represents a 156% increase over net revenues for the nine months ended September 30, 2015 of $38.7 million. This change is a result of Fenix only having automotive recycling operations from May 19, 2015 through September 30, 2015, in the prior year. In addition, Butler and Tri-City were acquired in the fourth quarter of 2015 and are not included in the prior year net revenues. Net revenues of $98.9 million represents a 3.5% increase over unaudited pro forma combined net revenues for the nine months ended September 30, 2015 of $95.6 million. Of this increase, $2.3 million was attributable to sales of OE parts and related products and $1.0 million was attributable to sales of scrap.

We are subject to risks and uncertainties relating to the price of scrap metal, which can fluctuate significantly from period to period. While sales of scrap metal represent a small portion of our overall revenues, significant fluctuations have been experienced in metal prices over the past 21 months which have had an effect on our reported revenues including a decline of approximately 22% in average market prices for scrap auto bodies from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 (as per the American Metal Market Index, 2015 = $162/ton; 2016 = $126/ton), which had an adverse effect on reported revenues during the nine months ended September 30, 2016. Continued weakness in metals prices could continue to adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

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

Cost of Goods Sold
Our cost of goods sold for the nine months ended September 30, 2016 amounted to $59.2 million, or 59.8% of net revenues and a gross profit percentage of 40.2%. This represents a 93.5% increase over cost of goods sold for the nine months ended September 30, 2015 of $30.6 million. This change is a result of Fenix only having automotive recycling operations from May 19, 2015 through September 30, 2015, in the prior year. In addition, Butler and Tri-City were acquired in the fourth quarter of 2015 and are not included in the prior year net revenues and cost of goods sold. However, included in the cost of goods sold for the nine months ended September 30, 2016 is a benefit of $2.2 million from retrospective adjustments to reduce the value of acquired inventories in the business combinations and $1.8 million in lower value of acquired inventory for periods prior to December 31, 2015. These credits to cost of goods sold, recorded as of March 31, 2016, were partially offset by the impact of post-acquisition amortization of the higher inventory values that resulted from applying the purchase method of accounting of $1.4 million in the nine months ended September 30, 2016 as compared to $7.0 million in the nine months ended September 30, 2015. As of September 30, 2016, there was no remaining unamortized fair value inventory adjustment as the acquired inventory was expected to be sold within six to nine months. Depreciation of $0.8 million was included in cost of goods sold during the nine months ended September 30, 2016.

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

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the nine months ended September 30, 2016 amounted to $37.6 million, or 38.0% of net revenues. This represents a 76.5% increase over selling, general and administrative expense for the nine months ended September 30, 2015 of $21.3 million. This change is a result of Fenix only having automotive recycling operations from May 19, 2015 through September 30, 2015, in the prior year. Selling, general and administrative consisted of (i) selling and marketing expenses, (ii) general and administrative expenses, and (iii) amortization of $2.4 million and $1.5 million of non-cash share-based compensation during the nine months ended September 30, 2016 and 2015, respectively.

Outside Service and Professional Fees
Our outside service and professional fees for the nine months ended September 30, 2016 amounted to $5.1 million, or 5.1% of net revenues. This represents a 27.1% decrease from outside service and professional fees for the nine months ended September 30,

2015 of $7.0 million. Outside service and professional fees consisted primarily of auditing, valuation reports and opinions, tax consulting, and legal fees for the nine months ended September 30, 2016, also included significant fees incurred in conjunction with our transition to a new audit firm. For the nine months ended September 30, 2015, outside service and professional fees included costs related to finalizing the audits and establishing the accounting valuations for the acquisitions of the Founding Companies and for outside accounting services as we had not yet recruited and staffed an internal accounting department.

Depreciation and amortization expense
Our depreciation and amortization not directly attributable to cost of goods sold for the nine months ended September 30, 2016 amounted to $3.5 million, or 3.5% of net revenues. This represents a 94.4% increase over depreciation and amortization for the nine months ended September 30, 2015 of $1.8 million. This change is a result of only having automotive recycling operations from May 19, 2015 through September 30, 2015 in the prior year. Depreciation and amortization consisted primarily of amortization of intangible assets established in connection with acquisitions.

Change in fair value of contingent consideration liabilities
Our estimated fair value of contingent consideration liabilities decreased by $8.4 million for the nine months ended September 30, 2016, resulting in income equal to 8.5% of net revenues. This compares to a decrease in estimated fair value of contingent consideration liabilities and resulting income recorded during the nine months ended September 30, 2015 of $0.2 million. The change during 2016 primarily results because the estimated contingent consideration liability for the Canadian Founding Companies was reduced by $4.2 million during the nine months ended September 30, 2016 in accordance with FASB ASC No. 805 “Business Combinations,” which requires that we estimate contingent consideration at fair value using probable outcomes. As the amount of the contingent consideration is currently in dispute, we recorded the estimated contingent consideration liability for the Canadian Founding Companies as of September 30, 2016 based on the result of our assessment of the possible outcomes. During the nine months ended September 30, 2016, we also reduced the estimated contingent consideration liability by $3.8 million because of differences between actual and budgeted performance at Jerry Brown. In addition, since some of the contingent consideration is payable in shares of stock, movements in our stock price during the respective periods and currency remeasurement decreased the contingent consideration liabilities during the nine months ended September 30, 2016 and 2015.

Change in indemnification receivable
Our fair value of the indemnification receivable decreased by $2.8 million for the nine months ended September 30, 2016, resulting in an expense equal to 2.8% of net revenues. The expense was attributable to the reduction in the receivable from former owners related to the indemnification for uncertain tax positions, recorded as a benefit under income taxes.

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

Interest expense and other income (expense), net
Our interest expense, primarily related to our Credit Facility, was $1.2 million for the nine months ended September 30, 2016. Our other income for the nine months ended September 30, 2016 was $0.4 million. Other income (expense), net for the nine months ended September 30, 2015 was $1.7 million of expense, primarily attributable to a $1.8 million charge for the make whole provision for pre-IPO investors.

Benefit for income taxes
We recorded an income tax benefit of $5.1 million during the nine months ended September 30, 2016, an effective rate of 11.0% of the pretax loss reported in the period. This represents a 50.5% decrease as compared to the income tax benefit for the nine months ended September 30, 2015 of $10.3 million. The benefit recorded during the nine months ended September 30, 2016 includes a $2.9 million reversal of uncertain tax positions. In addition, no tax benefit was recorded for the goodwill impairment in 2016 as the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada. In addition to the items discussed above, the effective rate in the nine months ended September 30, 2016 and 2015 differs from the U.S. federal statutory rate due to the effects of the state and Canadian income taxes and non-deductible income and expense items reported in the statement of operations.

Net loss
Net loss for the nine months ended September 30, 2016 and 2015 was $41.7 million and $13.2 million, respectively. This represents a 215.9% decrease which results from the matters described above.

Predecessor Companies
For the period ended June 30, 2015, Beagell Group and Standard were fully consolidated and included in the condensed consolidated financial statements. For the period from January 1, 2015 to May 18, 2015, Beagell Group had net revenues of $11.1 million and net income of $0.5 million, and Standard had net revenues of $8.9 million and net loss of $0.2 million.

Liquidity and Capital Resources
As discussed more fully in Note 4 to the accompanying unaudited condensed consolidated financial statements, effective December 31, 2015, we entered into a $35 million amended and restated senior secured credit facility with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal (the “Credit Facility”), which replaced the original Credit Facility with them (the “Original Credit Facility”).  The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described below, were further clarified and amended. The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million was drawn as a term loan as part of the IPO in May 2015.

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

The Company is subject to a limitation on its indebtedness based on a quarterly calculation of a Borrowing Base.  The Borrowing Base is determined based upon a ratio of Eligible Receivables and Eligible Inventory and its calculated separately for the United States and Canadian borrowings.  If the amount of principal outstanding for Revolving Loans, Term Loans, Swing Loans and Letter of Credit Obligations combined is in excess of the redetermined quarterly amount, then the Company will have to repay the difference or be in default of the Credit Facility.  As of September 30, 2016, the Company was in default of this Borrowing Base requirement.

As of September 30, 2016, the Company had working capital of $1.5 million, including cash and cash equivalents of $0.8 million. As of September 30, 2016, the Company owed $21.8 million under the Amended Credit Facility (consisting of a term loan with a balance of $9.0 million and a revolving credit facility with a balance of $12.8 million), and had $6.4 million in outstanding standby letters of credit. As of September 30, 2016, for reasons described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements we were in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances, as well as the requirement for timely delivery of certain quarterly certificates and reports for the second, third and fourth quarters of 2016. Since we are in default as of the date that this Third Quarter report on Form 10-Q is being filed, all of the Credit Facility debt is reported in the accompanying condensed consolidated balance sheet as a current liability and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, we entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur. The Forbearance Agreement also permits the Company to add the quarterly interest payment otherwise due for the first quarter of 2017 to the principal amount of debt outstanding and defer a $250,000 principal payment due on March 31, 2017 to the end of the forbearance period.

The Board of Directors of the Company has engaged a financial advisor to advise the Board and Company management and to assist in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor will identify and evaluate potential alternatives including debt or equity financing, a strategic investment into the Company or a business combination, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind.

If the Company is unable to reach further agreement with its lenders to obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, after the forbearance period (and during the forbearance period in the event of any new defaults other than those anticipated defaults enumerated in the Forbearance Agreement), the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt.

As a result of the above, substantial doubt exists regarding the ability of the Company to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business within one year from the date of this filing.

Prior to the IPO in May 2015, which provided approximately $101.3 million in net proceeds, our source of funding was sales of common stock to a small group of investors that provided $0.3 million in the nine months ended September 30, 2015.

Net cash used in operating activities totaled $2.1 million and $12.7 million for nine months ended September 30, 2016 and 2015, respectively.

Net cash used in investing activities totaled $0.7 million and $87.9 million for the nine months ended September 30, 2016 and 2015, respectively. Investing activities in the nine months ended September 30, 2016 included $0.6 million of capital expenditures, whereas investing activities in the nine months ended September 30, 2015 included the cash portion of the purchase price for the Founding Companies and Ocean County.

Net cash provided by financing activities totaled $0.9 million for the nine months ended September 30, 2016, representing additional borrowings net of repayments under the Credit Facility, and $111.1 million for the nine months ended September 30, 2015, primarily representing the net proceeds from the IPO and the term loan borrowing in connection with the IPO.

At present, our primary source of ongoing liquidity is cash flows from our operations. Payroll and the procurement of inventory are our largest operating uses of funds. We normally pay for vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that possession is taken of the vehicles. We are unable to access any available credit under the Credit Facility unless and until we are able to reach agreement with our lenders to favorably resolve the current events of default.

Over the next 12 months, in addition to any working capital needs, a modest amount of necessary capital expenditures, and debt service on the term loan as discussed above, we are also likely to have a need for cash to satisfy certain contingent consideration liabilities, as described more fully in Note 5 to the accompanying unaudited condensed consolidated financial statements. As part of the consideration for three of the Founding Companies, we entered into contingent consideration agreements with certain of the selling shareholders under which additional consideration will be payable to the former owners in cash and stock if specified future events occur or conditions are met, such as meeting profitability or earnings targets. We have recorded a liability of $7.5 million for the estimated fair value of these contractual commitments in the accompanying condensed consolidated balance sheet as of September 30, 2016, which, if earned, would all be payable over the next 12 months. Approximately $0.6 million of this potential liability is payable in stock (valued at the closing price of our common stock on September 30, 2016) and $2.9 million of the recorded liability is secured by a letter of credit totaling $5.9 million under our Credit Facility. The remainder would be payable in cash, of which $0.2 million is currently held in an escrow account as described below.

For the combination with Jerry Brown, we are required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on an evaluation of the likelihood of meeting these performance targets, we recorded a liability for the acquisition date fair value of the contingent consideration of $2.5 million and increased this liability by $5.1 million during 2015 based on substantial operating improvements and management’s budget for Jerry Brown for 2016. Based on results actually achieved during the nine months ended September 30, 2016, EBITDA is now estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability was reduced by $3.8 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2016, of which $1.5 million was recorded during the three months ended September 30, 2016. As of September 30, 2016, the total contingent consideration liability attributable to the Jerry Brown acquisition was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned and is currently due and payable, and (b) $2.0 million estimated for the EBITDA target which will be determined in 2017. We are in negotiations with the former owners of Jerry Brown to schedule payment of currently due amounts, and we expect to fund these and future determined payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of additional consideration which will be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of our common stock, of which none, some or all will be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all will be released to the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Based on management’s evaluation of the likelihood of meeting these performance targets for these two acquisitions, a liability of $7.8 million was recorded at the acquisition date for the fair value of the aggregate contingent consideration, which included the present value of the estimated cash portion and the then-current value of the Fenix common stock and the Exchangeable Preferred Shares held in escrow. While management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, the contingent consideration for the Canadian Founding Companies was reduced in accordance with FASB ASC No. 805 “Business Combinations,” which requires that we estimate contingent consideration at fair value using probable outcomes. As the amount of the contingent consideration is currently in dispute, we recorded the estimated contingent consideration liability for the Canadian Founding Companies as of September 30, 2016 based on the result of the assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of our common stock and, with respect to the Canadian Founding Companies, currency remeasurement. As a result of all these factors, the estimated fair value of the aggregate contingent consideration liability due to the former owners of Eiss Brothers and the Canadian Founding Companies was reduced by $0.0 million and $4.2 million, and an exchange rate gain of $0.0 million and $0.5 million was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. We expect to fund any cash payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, through draws on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under our Credit Facility.

As of September 30, 2016, the periods for calculating all contingent consideration liabilities due under the combination agreements with Jerry Brown, Eiss Brothers and the Canadian Founding Companies are complete, except for Jerry Brown’s uncapped EBITDA contingency. We are currently in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have begun the process of submitting this calculation to binding arbitration.

Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual table as discussed in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At September 30, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Our earnings are affected by changes in interest rates due to the fact that interest on our Credit Facility is calculated based upon a fluctuating base rate plus an applicable margin. The base rates for U.S. Dollar and Canadian Dollar borrowings are described in Note 4 to the accompanying unaudited condensed consolidated financial statements. The applicable margin is based on our “Total Leverage Ratio,” as defined in the Credit Facility, and increases as the leverage increases, also as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements. At September 30, 2016, none of our variable interest rate debt under our Credit Facility is hedged. Using a sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $0.2 million over the next twelve months.
Our operations in Canada are also exposed to changes in the relationship between the U.S. dollar and the Canadian dollar. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. Canadian dollar fluctuations may also impact the financial results we report in U.S. dollars. Our operations in Canada represented approximately 14% of our total net revenue during the nine months ended September 30, 2016. At this relative distribution of net revenues, a 10% increase or decrease in the strength of the U.S. dollar against the Canadian dollar would result in a 1.4% change in our consolidated net revenues.

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
We have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. These material weaknesses were attributable to (A) our lack of (i) accounting personnel with an appropriate level of accounting knowledge, experience, and training commensurate with our complex accounting issues and financial reporting requirements, (ii) procedures to prepare, document and review areas of significant judgments and accounting estimates, including purchase accounting, contingent consideration, potential goodwill impairment and inventory valuation, (iii) timely and systematic review by management of account reconciliations and other analyses to appropriately document and support the recording of financial information, and (iv) thorough review of significant contracts for key accounting ramifications, as well as (B) undue reliance on the findings and conclusions of third-party specialists without an appropriate level of internal review, and (C) inadequate Information Technology General Controls, including limited segregation of duties and access rights controls over information systems at Subsidiaries without compensating corporate procedures and controls. The material weaknesses described above also reflect an overall material weakness in our control environment. Certain of these weaknesses were previously described in our annual report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock and subsequently during 2015 acquired three additional businesses. Since becoming a publicly-traded company, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting information systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting. Recent efforts in this regard include hiring a corporate controller and director of information technology, implementing steps to establish a company-wide system of uniform account classifications and commencing a plan to migrate all operations to common information systems. However, implementing effective processes and systems for financial reporting is a significant task and an integral part of our integration plan for acquired businesses. The integration is still in progress and is likely to require substantial resources at significant cost over an extended period of time to complete.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in “Evaluation of Disclosure Controls and Procedures” above with respect to the ongoing implementation of steps to remediate weaknesses.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation related to normal business operations. We maintain insurance for normal business risks and seek to vigorously defend ourselves in litigation.

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

As a result of our failure to file Forms 10-Q for the quarters ended June 30 and September 30, 2016 by the deadline of February 13, 2017, Nasdaq has determined that our stock is subject to delisting.  If the hearing to be held on March 30, 2017 before the NASDAQ Hearings Panel is not ultimately successful, our stock will be delisted.  If it is delisted, our stock price and the liquidity of our common stock would be impacted.

As previously disclosed, on November 22, 2016, we received a delinquency letter from NASDAQ with regard to our non-compliance with NASDAQ Listing Rule 5250(c)(1) for failure to timely file our Quarterly Report on Form 10-Q for the period ended on September 30, 2016, which supplemented the delinquency letter with respect to our Quarterly Report on Form 10-Q for the period ended June 30, 2016. We were granted an exception to allow us to regain compliance with all delinquent filings until February 13, 2017. We did not file either our Quarterly Report for the period ended June 30, 2016 or the Quarterly Report for the period ended September 30, 2016 by NASDAQ’s deadline. As expected, we received a NASDAQ staff determination letter on February 14, 2017 indicating that we did not meet the terms of the exception and that our stock would be delisted unless we timely requested a hearing before the NASDAQ Hearings Panel.  The NASDAQ Hearings Panel granted our request for a hearing and for an extended stay of delisting, pending the hearing and issuance of a final Panel decision and we have now filed the above-described quarterly reports. If the hearing to be held on March 30, 2017 is not ultimately successful, we would be delisted by NASDAQ.  Furthermore, even if we are successful in avoiding delisting in connection with the current delinquencies, NASDAQ may be less willing to grant us additional exceptions to listing rules in the event of future delinquencies, thus putting us at greater risk of a future delisting.  A delisting from the NASDAQ Stock Market would result in negative publicity and have a material adverse effect on the trading volume of our stock and, likely, our stock price. A limited public market for our common shares may limit your ability to sell your shares and negatively impact our ability to raise capital in the future.

As of June 30, 2016, September 30, 2016 and December 31, 2016, we were in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements, the Borrowing Base requirement to repay over-advances and the requirement for timely delivery of certain quarterly certificates and reports.

We have obtained a Forbearance Agreement from our Credit Facility lenders underwhich they agreed to forbear from exercising their rights and remedies with respect to the above described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur. If we are unable to find alternative capital structures or are unable to otherwise cure these breaches during the forbearance period, our lenders under the Credit Facility may thereafter accelerate the obligations thereunder, and we will not be able to repay the obligations that become immediately due. For additional information, please see the discussion in Notes 1 and 4 to the condensed consolidated financial statements included herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2016, September 30, 2016 and December 31, 2016, the Company was in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances (which were created by establishing lower acquired inventory values as described in Note 3 to the condensed consolidated financial statements that reduced the applicable borrowing base), as well as the requirement for timely delivery of certain quarterly certificates and reports. On March 27, 2017, the Company and its subsidiaries entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with BMO Harris Bank N.A and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur.

The Board of Directors of the Company has engaged a financial advisor to advise the Board and Company management and to assist in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor will identify and evaluate potential alternatives including debt or equity financing, a strategic investment into the Company or a business combination, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind.

If the Company is unable to reach further agreement with its lenders to obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, after the forbearance period (and during the forbearance period in the event of any new defaults other than those anticipated defaults enumerated in the Forbearance Agreement), the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt.

See Item 1. Notes To Unaudited Condensed Consolidated Financial Statements - Note 1 for further discussion.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION

As of June 30, 2016, September 30, 2016 and December 31, 2016, the Company was in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances, as well as the requirement for timely delivery of certain quarterly certificates and reports. On March 27, 2017, the Company and its subsidiaries entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with their lenders, BMO Harris Bank N.A and its Canadian affiliate, Bank of Montreal. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above described defaults and any similar defaults during the forbearance period ending May 26, 2017, provided no other defaults occur. Other material provisions in the Forbearance Agreement include: (a) waiver of default rate interest (which is 200 basis points above the standard interest rate) if the loans outstanding under the Credit Facility are repaid by August 31, 2017, (b) imposition of a forbearance fee of $500,000 payable to the banks by August 31, 2017, but with a $150,000 discount if paid by July 31, 2017, (c) a requirement to comply with a mutually agreed upon thirteen week budget, (d) deferral of principal payments due on March 31, 2017 until the end of the forbearance period and the capitalization of interest accruing during such period, (e) a new minimum liquidity financial covenant during the forbearance period and (f) retaining a Chief Administrative Officer and Qualified Investment Banker satisfactory to the banks during the forbearance period.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Second Amendment to Amended and Restated Multicurrency Credit Agreement and Waiver (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016).

10.2	Forbearance Agreement among Fenix Parts, Inc., Fenix Parts Canada, Inc., and their subsidiaries, BMO Harris Bank N.A. and Bank of Montreal

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Fenix Parts, Inc.

Dated: March 28, 2017	By:	/s/ Kent Robertson
Kent Robertson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)