Form 10-Q
period 2017-03-31
Fenix Parts, Inc.
filed 2017-10-31
CIK 1615153

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 25, 2017, the registrant had issued and outstanding an aggregate of 20,464,244 shares of Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Fenix Parts Inc.’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

FENIX PARTS, INC.
FORM 10-Q

PART I -	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,080	$738
Accounts receivable, net	6,887	7,203
Inventories	32,703	32,568
Prepaid expenses and other current assets	671	435
Total current assets	41,341	40,944
Property and equipment, net	9,636	10,089
Goodwill	—	37,027
Intangible assets, net	31,412	32,211
Indemnification receivables	2,043	2,009
Other non-current assets	3,068	3,117
TOTAL ASSETS	$87,500	$125,397

LIABILITIES
Current liabilities:
Accounts payable	$4,610	$4,955
Accrued expenses	6,361	4,800
Current portion of debt under Credit Facility	21,255	21,094
Contingent consideration liabilities	6,963	7,156
Other current liabilities	2,232	1,899
Total current liabilities	41,421	39,904
Deferred income tax liabilities	7,227	8,170
Reserve for uncertain tax positions	2,215	2,180
Other non-current liabilities	4,723	4,514
Total non-current liabilities	14,165	14,864
TOTAL LIABILITIES	55,586	54,768

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,130,274 and 20,038,489 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	139,824	139,193
Accumulated other comprehensive loss	(3,233)	(3,328)
Accumulated deficit	(113,097)	(73,656)
Total Fenix Parts, Inc. shareholders’ equity before noncontrolling interest	23,514	62,229
Noncontrolling interest	8,400	8,400
Total shareholders’ equity	31,914	70,629
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,500	$125,397

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(In thousands, except share data)	2017	2016
Net revenues	$34,075	$32,182
Cost of goods sold	20,543	17,082
Gross profit	13,532	15,100
Selling, general and administrative expenses	12,839	12,364
Outside service and professional fees	2,732	2,185
Depreciation and amortization	1,098	1,207
Change in fair value of contingent consideration	(221)	(4,005)
Change in indemnification receivables	(35)	2,089
Goodwill impairment	37,068	45,300
Operating loss	(39,949)	(44,040)

Interest expense	(657)	(255)
Other income, net	63	92
Loss before income tax benefit	(40,543)	(44,203)
Income tax benefit	1,102	2,841
Net loss	$(39,441)	$(41,362)
Foreign currency translation adjustment	95	1,626
Net comprehensive loss	$(39,346)	$(39,736)

Loss per share available to common shareholders:
Basic and Diluted	$(1.86)	$(1.99)

Weighted average common shares outstanding:
Basic and Diluted	20,124,099	19,664,345
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total shareholders’ equity
(In thousands, except share data)	Shares	Amount
Balance at January 1, 2017	20,038,489	$20	$139,193	$(3,328)	$(73,656)	$8,400	$70,629
Issuance of unregistered shares	89,285	—	250	—	—	—	250
Share-based awards	2,500	—	381	—	—	—	381
Foreign currency translation adjustment	—	—	—	95	—	—	95
Net loss	—	—	—	—	(39,441)	—	(39,441)
Balance at March 31, 2017	20,130,274	$20	$139,824	$(3,233)	$(113,097)	$8,400	$31,914
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net loss	$(39,441)	$(41,362)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,336	1,471
Share-based compensation expense	381	1,258
Interest paid in kind	133	—
Deferred income taxes	(943)	(2,622)
Deferral of warranty sales	231	—
Non-cash rent	215	235
Change in reserve for uncertain tax positions	35	(2,231)
Change in indemnification receivables	(35)	2,089
Amortization of inventory fair value mark-up	—	885
Retrospective inventory opening balance sheet adjustment	—	(2,221)
Change in estimate of retail inventory	—	(1,777)
Change in fair value of contingent consideration	(221)	(4,005)
Goodwill impairment	37,068	45,300
Change in operating assets and liabilities
Accounts receivable	318	(585)
Inventories	(107)	(892)
Prepaid expenses and other current assets	(235)	(126)
Accounts payable	(351)	425
Accrued expenses	1,610	2,374
Other current liabilities	(51)	885
Net cash used in operating activities	(57)	(899)
Cash flows from investing activities
Capital expenditures	(16)	(233)
Proceeds from sale of equipment	58	—
Net cash provided by (used) in investing activities	42	(233)
Cash flows from financing activities
Proceeds from issuances of unregistered common stock	250	—
Proceeds from the Employee Stock Purchase Plan	107	—
Borrowings on revolving credit line	—	500
Net cash provided by financing activities	357	500
Effect of foreign exchange fluctuations on cash and cash equivalents	—	27
Increase (decrease) in cash and cash equivalents	342	(605)
Cash and cash equivalents, beginning of period	738	2,827
Cash and cash equivalents, end of period	$1,080	$2,222
Supplemental cash flow disclosures:
Cash paid for interest	$337	$271
Non-cash activities:
Additional purchase consideration included in other current liabilities	$—	$394

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

Fenix Parts, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Financial Condition
Description of Business
Fenix Parts, Inc. and subsidiaries (the “Company” or “Fenix”) are in the business of automotive recycling, which is the recovery and resale of original equipment manufacturer (“OEM”) parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. The Company purchases its vehicles primarily at auto salvage auctions. Upon receipt of vehicles, the Company inventories and then dismantles the vehicles and sells the recycled products. The Company’s customers include collision repair shops (body shops), mechanical repair shops, auto dealerships and individual retail customers. The Company also generates a portion of its revenue from the sale as scrap of unusable parts and materials, the sale of used cars and motorcycles, the sale of aftermarket parts, and the sale of extended warranty contracts.

Liquidity and Financial Condition
Since its inception in January 2014, Fenix’s primary sources of ongoing liquidity are cash flows from operations, cash provided by bank borrowings, proceeds from private stock sales, and the $101.3 million of net proceeds from its initial public offering (“IPO”) of common stock completed in May 2015. The Company has incurred operating losses since its inception and expects to continue to report operating losses for the foreseeable future as it integrates the subsidiaries it has acquired and amortizes asset write-ups and intangible assets established at acquisition. Fenix may never become profitable if it cannot successfully integrate and grow the acquired operations and reduce the level of outside professional fees that have been incurred during 2015, 2016, and 2017. During the year ended December 31, 2016, the Company recorded a net loss of $42.9 million, and cash used in operating activities was $1.7 million. Most of that net loss for 2016 was incurred during the three months ended March 31, 2016, when goodwill was impaired by $45.3 million (see Note 11 below), somewhat offset by the favorable impact on costs of goods sold attributable to an adjustment to the value assigned to acquired inventories (see Note 3 below) and reductions in the estimated fair value of contingent consideration liabilities (see Note 5 below). For the three months ended March 31, 2017, the Company recorded a net loss of $39.4 million which includes an impairment of goodwill of $37.1 million (see Note 11 below). As of March 31, 2017, the Company had an accumulated deficit of $113.1 million.

Effective December 31, 2015, the Company entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal (the “Amended Credit Facility” or “Credit Facility”) (see Note 4 below for further details) which replaced the original Credit Facility with them (the “Original Credit Facility”). The Amended Credit Facility contained substantially the same terms as the Original Credit Facility except for adjustments to covenants which are discussed in Note 4 below. Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility, and the term remained as five years from the date of the Original Credit Facility, expiring on May 19, 2020. The Credit Facility was further amended on June 27, 2016 and August 19, 2016, with retroactive effect to March 31, 2016 and June 30, 2016, respectively, pursuant to which certain financial covenant calculations, which are described in Note 4, below, were further clarified and amended. As of March 31, 2017, after classifying the Credit Facility debt as a current liability as discussed further below, the Company had a working capital deficit of $0.1 million, which included cash and cash equivalents of $1.1 million. As of March 31, 2017, the Company owed $21.6 million under the Amended Credit Facility (consisting of a term loan with a balance of $8.8 million and a revolving credit facility with a balance of $12.8 million), and had $7.0 million in outstanding standby letters of credit.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets and the stock of its domestic subsidiaries, which also guaranty the borrowings, and 66% of the stock of its direct Canadian Subsidiary, Fenix Parts Canada, Inc. (other than its exchangeable preferred shares). The Credit Facility contains financial covenants with which the Company must comply which are described further in Note 4. Compliance with the financial covenants is measured quarterly and determines the amount of additional available credit, if any, that will be available in the future. The Credit Facility also contains other customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of the Company’s affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change in control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated.

Since June 30, 2016, the Company has been in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances (which were created by establishing lower acquired inventory values as described in Note 3 below that reduced the applicable borrowing base), as well as the requirement for timely delivery of certain quarterly certificates and reports. The financial covenants are defined in Note 4. As a result, all of the Credit Facility debt is reported as a current liability in the accompanying condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017, and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, the Company entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with its lenders. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period, provided no other defaults occur. In consideration of this Forbearance Agreement, the Company agreed to pay a $0.5 million fee which was considered earned on the effective date of the agreement and is reflected as an expense in outside service and professional fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017. The Forbearance Agreement also gives the lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016. The Company accrued $0.3 million of default interest during the three months ended March 31, 2017.

The Forbearance Agreement, which had originally expired on May 26, 2017, was amended on June 23, 2017 to extend the forbearance period until August 31, 2017 and resolve certain new defaults. The Forbearance Agreement, as amended, permitted the Company, for the first two quarters of 2017, to add the interest payments otherwise due in cash on non-LIBOR-based loans to the principal amount of debt outstanding. For the three months ended March 31, 2017, $133,000 of such interest was paid-in-kind. The Forbearance Agreement, as amended, also permitted the Company to defer the $250,000 principal payments due on March 31, 2017 and June 30, 2017 to the end of the forbearance period.

When the amended Forbearance Agreement expired on August 31, 2017, the Company did not make any of the required payments, and management is currently negotiating with the lenders to further amend the Forbearance Agreement and extend the forbearance period through December 31, 2017, including the provisions regarding payment-in-kind for certain interest and deferral of all fees and principal payments otherwise due on the term loan until December 31, 2017, and to take into account subsequent defaults. There can be no assurances that the Company will be able to successfully negotiate such an amendment. If the Company is unable to reach further agreement with its lenders to extend the forbearance period or obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, the Company has significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and it will need access to additional credit to be able to satisfy these obligations.

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

The Company is in breach of certain financial covenants contained in the Credit Facility and the Forbearance Agreement, as amended, has expired as described above and in Note 4. The failure to operate within the requirements of these financial covenants was due primarily to (i) lower asset values as a result of reductions during 2016 to the aggregate estimated fair value of inventory acquired as part of the purchase of the Company’s subsidiaries, which have reduced the Company’s borrowing base, (ii) limits on certain non-cash adjustments to calculate EBITDA for covenant compliance, and (iii) lower than forecasted EBITDA during 2016 and the first quarter of 2017 due to a shortfall in revenue (primarily from scrap sales) and higher operating expenses, including significant accounting, legal and other fees, primarily as a result of the fees incurred from a new public accounting firm beginning in July 2016 and the SEC inquiry discussed in Note 10.

Management has been and remains highly focused on maximizing cash flows from operations and, to the extent possible under the circumstances, minimizing the cost of outsourced professional fees. Although scrap metal prices have increased during 2016 and slightly further during the quarter ended March 31, 2017, and the Company’s expectation is that the current high level of professional fees should decline somewhat after August 2017, the Company still may not be able to comply with all the financial covenants contained in its Credit Facility in future periods unless those requirements are waived or amended or unless the Company can reduce the amount of Credit Facility debt by obtaining new subordinated debt or equity financing. The Board of Directors of the Company has engaged a financial advisor to assist the Board and Company management in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor has been identifying and evaluating potential alternatives including a business combination, debt and/or equity financing, or a strategic investment into the Company, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind. Furthermore, the delisting of Fenix common stock on the Nasdaq Global Market negates the Company’s ability to pursue strategic and financial transactions available only to listed companies.

As a result of the above, substantial doubt exists regarding the ability of the Company to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business within one year from the date of this filing.

Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Fenix Parts, Inc. and the notes thereto in the Company’s most recent Form 10-K for the year ended December 31, 2016 filed with the SEC on August 16, 2017. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these interim condensed consolidated financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2017 and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of annual results. All significant intercompany balances and transactions have been eliminated. The consolidated Company represents a single operating segment.

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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-04 effective January 1, 2017, and this new standard was applied in the goodwill impairment test during the first quarter of 2017 as described in Note 11.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), this amendment states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this update. The Company considered this ASU when completing the disclosures in the Form 10-Q for the period ended March 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is currently evaluating the effect this standard will have on its consolidated financial statements and timing of adoption, we expect that upon adoption, the Company will recognize ROU assets and lease liabilities and those amounts are likely to be material.

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

Note 3. Acquisitions
On May 19, 2015, the Company closed on combinations with eleven companies (the “Founding Companies”) and subsequently during 2015 acquired three companies, all of which are engaged in the business of automotive recycling. Of the total purchase consideration of $154.5 million, $101.1 million was the base consideration paid in cash at closing, $33.1 million represents value attributed to stock consideration issued in the acquisitions, $10.2 million was recorded as potentially issuable in cash and stock under contingent consideration agreements (see Note 5), and $10.1 million represents amounts payable for estimated working capital adjustments, employee bonuses for past service, and contractually required future payments for items such as non-substantive consulting fees, off market lease payments and other discounted cash payments to be made up to 15 years after the acquisitions. Management, in conjunction with its third party consultants, estimated fair values of the aggregate assets acquired and liabilities assumed at the respective dates of acquisitions and incorporated provisional adjustments during the measurement period, and all purchase price allocations were finalized during 2016. The total purchase consideration includes adjustments as part of working capital true-ups and other contractual adjustments, which resulted in a net increase in the goodwill previously reported of $0.4 million during the three months ended March 31, 2016 and $0.1 million for the year ended December 31, 2016.

Also, during the three months ended March 31, 2016, the Company reduced the aggregate estimated value of the acquired inventories by $10.7 million to reflect the most recent historical information available regarding excess and unsaleable parts acquired as well as sales discounts given to sell certain acquired parts. This inventory adjustment resulted in a $1.7 million increase in intangible assets (customer relationships), a $3.8 million reduction in deferred income taxes and a $5.3 million increase in goodwill. In accordance with ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, the adjustment also resulted in a reduced charge to cost of goods sold during the three months ended March 31, 2016 of approximately $4.0 million consisting of $2.2 million for the opening inventory mark up to fair value and $1.8 million related to the lower value of acquired inventories sold between the respective acquisition dates and December 31, 2015. The $2.2 million adjustment to the opening inventory markup had a related $1.0 million deferred tax liability. The $2.2 million and the $1.0 million were previously recorded through prior period operations and were adjusted through the operations for the quarter ended March 31, 2016 within the cost of goods sold and the tax benefit line items, respectively.

As part of the purchase price allocations, inventory was marked up to 90% of its estimated selling price representing the inventory’s fair market valuation, with selling costs and related profit margin estimated to be 10%. This fair value adjustment to inventory, after a reduction of approximately $2.2 million for the opening balance sheet adjustment described above, totaled approximately $7.8 million, of which $0.9 million was amortized as an additional charge recorded in cost of goods sold during the three months ended March 31, 2016. This fair value mark up adjustment was completely amortized during 2016 as the acquired inventory was expected to be sold within six to nine months.

During the three months ended March 31, 2017 and 2016, amortization expense recorded for intangible assets established in connection with the allocation of the purchase consideration totaled $0.9 million for both periods.

Note 4. Bank Credit Facility
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

The Credit Facility consists of $25.0 million as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian Dollar revolving loans, with a $2.5 million sublimit for letters of credit. The Company borrowed the remaining $10.0 million as a term loan concurrently with its IPO in May 2015. The term of the revolving credit facility and the term loan facility is five years from the date of the Original Credit Facility with each expiring on May 19, 2020. The Amended Credit Facility and both subsequent amendments were determined to be modifications of the Original Credit Facility under ASC 470-50. Borrowings under the Amended Credit Facility bear interest at fluctuating rates, which at March 31, 2017 ranged from 6.50% - 6.75% for U.S. Dollar borrowings and were 4.25% for Canadian Dollar borrowings.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of the Company’s assets as well as all of the assets of its U.S. subsidiaries, which also guaranty the borrowings. In addition, the Company pledged all of the stock in its U.S. Subsidiaries as security and 66% of the stock of its direct Canadian Subsidiary, Fenix Parts Canada, Inc. (other than its exchangeable preferred shares).

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

The Credit Facility also contains financial covenants with which the Company must comply on a quarterly or annual basis, which have been amended since entering into the Original Credit Facility, including a Total Funded Debt to EBITDA Ratio (or "Total Leverage Ratio", as defined). In addition, the Credit Facility covenants include a minimum net worth covenant, which was revised effective March 31, 2016. Net worth is defined as the total shareholders’ equity, including capital stock, additional paid in capital, and retained earnings after deducting treasury stock. The Amended Credit Facility includes a mandatory prepayment clause requiring certain cash payments when EBITDA exceeds defined requirements for the most recently completed fiscal year. These prepayments will be applied first to outstanding term loans and then to the revolving credit. There were no such mandatory prepayments for the year ended December 31, 2016 and three months ended March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company owed $21.6 million and $21.5 million, respectively, under the Credit Facility as shown in the table below. As of March 31, 2017, the Company also had $7.0 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and the Company’s property and casualty insurance program. For reasons described in Note 1, since June 30, 2016, the Company has been in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances (which were created by establishing lower acquired inventory values as described in Note 3 that reduced the applicable borrowing base), as well as the requirements for timely delivery of certain quarterly certificates and reports. Since the Company is in default as of the date that this Form 10-Q is being filed, all of the Credit Facility debt is being reported as a current liability in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, the Company entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with its lenders. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period, provided no other defaults occur. In consideration of this Forbearance Agreement, the Company agreed to pay a $0.5 million fee which was considered earned on the effective date of the agreement and is reflected as an expense in outside service and professional fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017. The Forbearance Agreement also gives the lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016. The Company accrued $0.3 million of default interest during the three months ended March 31, 2017.

The Forbearance Agreement, which had originally expired on May 26, 2017, was amended on June 23, 2017 to extend the forbearance period until August 31, 2017 and resolve certain new defaults. The Forbearance Agreement, as amended, permitted the Company, for the first two quarters of 2017, to add the interest payments otherwise due in cash on non-LIBOR-based loans to the principal amount of debt outstanding. For the three months ended March 31, 2017, $133,000 of such interest was paid-in-kind. The Forbearance Agreement, as amended, also permitted the Company to defer the $250,000 principal payments due on March 31, 2017 and June 30, 2017 to the end of the forbearance period.

When the amended Forbearance Agreement expired on August 31, 2017, the Company did not make any of the required payments, and management is currently negotiating with the lenders to further amend the Forbearance Agreement and extend the forbearance period through December 31, 2017, including the provisions regarding payment-in-kind for certain interest and deferral of all fees and principal payments otherwise due on the term loan until December 31, 2017, and to take into account subsequent defaults. There can be no assurances that the Company will be able to successfully negotiate such an amendment. If the Company is unable to reach further agreement with its lenders to extend the forbearance period or obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, the Company’s Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, the Company does not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, the Company has significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and it will need access to additional credit to be able to satisfy these obligations.

The Board of Directors of the Company has engaged a financial advisor to assist the Board and Company management in pursuing a range of potential strategic and financial transactions that will provide the Company with improved liquidity and maximize shareholder value. The financial advisor has been identifying and evaluating potential alternatives including a business combination, debt and/or equity financing, or a strategic investment into the Company, and is reporting directly to a special committee of independent directors established to oversee and coordinate these activities. The Board has not set a definitive timetable for completion of this process. There can be no assurance that this process will result in a transaction or other strategic alternative of any kind. Furthermore, the delisting of Fenix common stock on the Nasdaq Global Market negates the Company’s ability to pursue strategic and financial transactions available only to listed companies.

The following is a summary of the components of the Company’s Credit Facility debt and amounts outstanding at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Obligations:
Term loan	$8,665	$8,665
Revolving credit facility	12,815	12,815
Interest paid in kind	133	—
Total debt	21,613	21,480
Less: Debt issuance costs	(358)	(386)
Total debt, net of issuance costs	21,255	21,094
Less: current maturities, net of issuance costs	(21,255)	(21,094)
Long-term debt, net of issuance costs	$—	$—

Note 5. Contingent Consideration Liabilities
As part of the consideration for three of the Founding Companies, the Company entered into contingent consideration agreements with certain of the selling shareholders, as described in the paragraphs below. Under the terms of these contingent consideration agreements, additional consideration will be payable to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. The fair value of the aggregate contingent consideration was initially estimated as $10.2 million and recorded in the consolidated financial statements at the acquisition date.

For the combination with Jerry Brown, Ltd. ("Jerry Brown"), the Company is required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeds certain EBITDA levels during 2016. Based on results actually achieved during the first quarter of 2016, EBITDA was estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability due to the former owners of Jerry Brown was reduced by approximately $1.4 million, resulting in a credit to income which is reflected in the condensed consolidated statement of operations for the three months ended March 31, 2016. Based on results actually achieved during 2016, further adjustments were made during the year end December 31, 2016 and during the first quarter of 2017 and the estimated fair value of the contingent liability was $3.5 million as of March 31, 2017. The total contingent consideration liability attributable to the Jerry Brown acquisition was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned and is currently due and payable, and (b) $1.7 million estimated for the EBITDA target which will be determined in 2017. The Company is in negotiations with the former owners of Jerry Brown to schedule payment of currently due amounts and expects to fund these and future determined payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers, Inc. ("Eiss Brothers") and End of Life Vehicles Inc., Goldy Metals Incorporated, and Goldy Metals (Ottawa) Incorporated (collectively, the “Canadian Founding Companies") provide for a holdback of additional consideration which is to be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of Fenix common stock, of which none, some or all is to be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under the Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all was to be released to the former owners of the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, and the entire $0.2 million in cash and 11,667 shares of Fenix common stock were released from escrow in the third quarter of 2017. The contingent consideration liability for the Canadian Founding Companies is currently in dispute, and the Company has recorded the contingent consideration liability for the Canadian Founding Companies at estimated fair value each reporting period during the year ended December 31, 2016 and as of March 31, 2017, based on the result of its assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement. Based on all these factors, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 include a reduction of $0.2 million and $2.1 million, respectively, in the estimated contingent consideration liability due to the former owners of Eiss Brothers and the Canadian Founding Companies. Exchange rate gains of $0.0 million and $0.5 million related to the Canadian contingent consideration liability were also recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively. The Company is currently at an impasse in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have begun the process of submitting their respective calculations to binding arbitration. The Company expects that any contingent consideration payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, will be drawn on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under the Credit Facility.

Note 6. Common Stock
On January 6, 2017, for $150,000 in cash, the Company issued to its Chief Executive Officer, 53,571 unregistered shares of common stock at $2.80 per share (the closing price of the Company’s common stock on January 6, 2017). In addition, on the same date, the Company issued options to Mr. Robertson to purchase 76,531 unregistered shares of the Company’s common stock at an exercise price of $2.80 per share.
On January 6, 2017, for $100,000 in cash, the Company issued to its Chief Financial Officer, 35,714 unregistered shares of common stock at $2.80 per share (the closing price of the Company’s common stock on January 6, 2017). In addition, on the same date, the Company issued options to Mr. Pettit to purchase 51,020 unregistered shares of the Company’s common stock at the exercise price of $2.80 per share.
The options issued to these officers are fully vested and may be exercised at any time, in whole or in part, prior to January 6, 2020, and compensation expense of $80,000 was recorded in the first quarter of 2017. These transactions were unanimously approved by the Board of Directors of the Company in order to provide the Company with needed liquidity at the time.

Note 7. Share-Based Compensation
Fenix’s 2014 Incentive Stock Plan (the “Plan”) was adopted by the Board of Directors in November 2014 and went into effect January 6, 2015 after it was approved by the Company’s shareholders. The Plan was amended by the Board of Directors and restated effective July 8, 2015 and again in November 2015, effective December 1, 2015. The Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (in the form of equity bonuses), and other awards (which may be based in whole or in part on the value of the Company’s common stock). Directors, salaried employees, and consultants of the Company and its commonly-controlled affiliates are eligible to participate in the Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares originally reserved for share-based awards under the Plan equaled 2,750,000 shares. No awards were granted prior to the IPO. As of March 31, 2017, the Company had 389,553 shares available for share-based awards under the Plan. The Plan requires that each restricted stock unit and each share of restricted stock awarded reduce shares available by two shares.

Share-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The components of share-based compensation were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Stock options outstanding under the Plan	$231	$580
Options issued with unregistered shares	80	—
Restricted stock grants	70	87
Leesville bonus shares	—	541
Other restricted or unregistered share issuances	—	50
Total share-based compensation	$381	$1,258

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

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of employee and director stock options. In accordance with ASU 2016-09, all forfeitures were applied when they occurred. Based on the results of the model, the weighted average fair value of the 15,000 stock options granted under the Plan during the first three months of 2017 was $0.61 per share using the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.9 - 2.4%
Expected volatility	30.0%
Expected life of option	6.3 years

Stock option activity under the Plan for the three months ended March 31, 2017 was as follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance outstanding on December 31, 2016	2,048,297	$7.69
Granted	15,000	1.81
Vested shares forfeited	(21,250)	9.66
Balance outstanding on March 31, 2017	2,042,047	$7.63	8.53	$—
Exercisable on March 31, 2017	720,639	$8.95	8.26	$—

At March 31, 2017, there was $2.3 million of unrecognized compensation cost related to stock option awards to be recognized over a weighted average period of 2.5 years.

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

A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2016	102,000	$9.19
Vested	(2,500)	4.67
Unvested restricted stock units at March 31, 2017	99,500	$9.31

At March 31, 2017, there was $0.7 million of unrecognized compensation cost related to restricted stock units to be recognized over a weighted average period of 2.6 years.

Director Compensation
The Company’s Director Compensation Policy provides that non-employee directors may elect on an annual basis to receive shares of fully-vested restricted stock in lieu of cash compensation based on the average closing price of the Company’s common stock during the period of service. The cost of this plan is accrued each period and the shares are shown as outstanding in the period issued.

Leesville Bonus Shares
The Company issued 271,112 restricted shares of common stock as part of the closing of the Leesville acquisition for post-combination services of certain Leesville employees. The shares fully vested on May 13, 2016, twelve months after the grant date.

Employee Stock Purchase Plan
At the Company’s Annual Meeting on May 24, 2016, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESP Plan”) effective June 1, 2016. The number of shares authorized for purchase under the ESP Plan is 750,000. During the three months ended March 31, 2017, the Company collected $107,000 from participating employees. Shares are issued on the conversion dates specified in the ESP Plan. For the offering period from November 1, 2016 through April 30, 2017, 185,744 shares of common stock were issued in May 2017.

Other Awards
In January 2016, the Company paid a consultant fee of $50,000 in the form of 10,707 unregistered shares.

Note 8. Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shares by the weighted average common shares outstanding during the period using the two-class method. The Fenix Parts Canada, Inc. preferred shares do not entitle the holders to any dividends or distributions and therefore, no earnings or losses of Fenix Parts Canada, Inc. are attributable to those holders. However, these shares are considered participating securities and therefore share in the Company’s net income (loss). Diluted income (loss) per share includes the impact of outstanding common share equivalents as if those equivalents were exercised or converted into common shares if such assumed exercise or conversion is dilutive.

The calculations of loss per share are as follows:

	Three Months Ended March 31,
(In thousands except share data)	2017	2016
Basic loss per common share:
Net loss	$(39,441)	$(41,362)
Net loss allocable to Fenix Parts Canada, Inc. preferred shares	(1,956)	(2,082)
Net loss available to common shareholders	$(37,485)	$(39,280)
Weighted-average common shares outstanding	20,124,099	19,664,345
Basic loss per common share	$(1.86)	$(1.99)

At March 31, 2017 and 2016, the Company had 11,667 common shares and 280,000 shares of Fenix Parts Canada, Inc. exchangeable preferred stock held in escrow relating to contingent consideration agreements relating to certain acquired companies. These shares are not included in basic loss per share or in the shares used to calculate the net loss attributable to Fenix Parts Canada, Inc. preferred shares and will not be included until the contingencies relating to their issuance have been determined, and some, all or none of these shares have been issued. Outstanding stock options and unvested restricted stock units described in Note 7 above are not included in the computation of diluted loss per share for any periods during which the inclusion of such equity equivalents would be anti-dilutive. The Leesville bonus shares described in Note 7 above are included in the weighted-average common shares outstanding subsequent to their vesting in May 2016.

Note 9. Income Taxes
For interim periods, the Company estimates its effective tax rate for the full year and records an interim provision or benefit, as applicable, at such rate. The Company’s effective tax rate benefit of 2.7% for the three months ended March 31, 2017, differs from the U.S. federal statutory rate of 34% due primarily to the goodwill impairment, for which no tax benefit was recorded as described further in Note 11 below. Other items impacting the effective tax rate include state income taxes, differences between U.S. and Canadian income tax rates, changes in the indemnification receivable and the contingent consideration liability which are not tax deductible, and the effect of a valuation allowance recorded for Canadian deferred tax assets. The effective tax rate benefit for the three months ended March 31, 2016, which included a goodwill impairment, was 6.4%.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company’s uncertain tax position reserves at March 31, 2017, including related accrued interest and penalties of approximately $0.5 million, all relate to tax positions assumed as part of the acquisitions in 2015. These tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations, and changes in tax law. Under certain conditions, payments made by the Company, including interest and penalties, for assumed uncertain tax positions are indemnified by the former owners of acquired companies for a period of three years from the acquisition in the case of the Founding Companies and for the period of the applicable statute of limitations in the case of the later-acquired companies. As of March 31, 2017 and December 31, 2016, the Company had approximately $2.2 million of uncertain tax position reserves. There is a total indemnification receivable of $2.0 million recorded in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. If a reserved uncertain tax position results in an actual liability and the Company is unable to collect on or enforce the related indemnification provision or if the actual liability occurs after the applicable indemnity period has expired, there could be a material charge to the Company’s condensed consolidated financial results and reduction of cash resources.

Note 10. Commitments and Contingencies
Operating Leases
Rental expense for operating leases was approximately $1.0 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively. The Company leases properties from the former owners of acquired companies and other related parties. The Company did not enter into any new leases during the three months ended March 31, 2017.

Legal, Environmental and Related Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company maintains insurance for normal business risks and seeks to vigorously defend against litigation. The Company also is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Management currently expects that the resolution of any potential contingencies arising from compliance with these laws and regulations will not materially affect the Company’s financial position, results of operations or cash flows.

SEC Inquiry
In September 2016, the Company received a subpoena from the Chicago Regional Office of the SEC requiring the production of various documents, which were all provided during December 2016 and January 2017. The SEC inquiry is focused on the Company’s change during 2016 in its independent registered public accounting firm, its previously announced business combinations and related goodwill impairment charge, the effectiveness of its internal controls over financial reporting and its inventory valuation methodology. The Company’s receipt of a subpoena from the SEC does not mean that it has violated securities laws. Although the Company has incurred substantial legal fees and other costs associated with production of the documents required by the SEC and may incur further costs before this inquiry is concluded, management does not believe that the inquiry will ultimately have a material impact on the Company’s financial condition, results of operations or cash flows, but cannot predict the duration or outcome of the inquiry.

Litigation
In January 2017, a class action lawsuit entitled Beezley v. Fenix Parts, Inc. et al, was filed in United States District Court against the Company, Kent Robertson, its Chief Executive Officer, and Scott Pettit, its Chief Financial Officer (the “Defendants”). The lawsuit was filed on behalf of purchasers of the Company’s shares from May 14, 2015 through October 12, 2016. The complaint asserts that all Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 and that Messrs. Robertson and Pettit violated Section 20(a) of the Exchange Act. In particular, the complaint asserts that the Defendants made false and/or misleading statements and/or failed to disclose that: (1) the Company had an inadequate inventory valuation methodology; (2) the Company had an inadequate methodology to calculate goodwill impairment; (3) the Company was engaging and/or had engaged in conduct that would result in an SEC investigation; and (4) as a result, the Defendants’ statements about the Company’s business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. In August 2017, after the appointment of a lead plaintiff, an amended complaint was filed against the Defendants and other third-parties which, in addition to the allegations contained in the original complaint, also includes alleged violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiffs seek class certification, an award of unspecified damages, an award of reasonable costs and expenses, including attorneys' fees and expert fees, and other further relief as the Court may deem just and proper. The Company believes that the allegations contained in the complaint are without merit. The Company maintains insurance to cover such matters and, in conjunction with its insurance carrier, intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any potential loss as of March 31, 2017.

Note 11. Goodwill
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. Management has determined the Company operates as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing. A goodwill impairment analysis, including those described below, requires significant judgments, estimates and assumptions, and the results of the impairment analyses described below are based on the application of those judgments, estimates and assumptions as of specific points in time.

Goodwill Impairment Reviews During 2016
During the first quarter of 2016, the Company’s stock price declined 32% from $6.79 per share at December 31, 2015 to $4.60 per share at March 31, 2016, and management performed step 1 of the two-step impairment test and determined that potential impairment of the reporting unit existed at March 31, 2016, since fair value at such date no longer exceeded the carrying amount. As such, management applied the second step of the goodwill impairment test and, with consideration of a third party valuation report, calculated an estimated fair value as a hypothetical purchase price for the reporting unit to determine the resulting “implied” goodwill (computed by estimating the fair value of the reporting unit and comparing that estimated fair value to the reporting unit’s carrying value). An excess of a reporting unit’s recorded goodwill over its “implied” goodwill is reported as an impairment charge.

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

The Company considers its current market capitalization compared to the sum of the estimated fair values of its business in conjunction with each impairment assessment. As part of this consideration, management recognizes that the Company’s market capitalization at March 31, 2016, or at any specific date, may not be an accurate representation of fair value for the following reasons:

•	The long-term horizon of the valuation process versus a short-term valuation using current market conditions;

•	The timeliness of Company information available to the market; and,

•	Control premiums reflected in the reporting unit fair values but not in the Company’s stock price.

In addition to considering market capitalization, the Company performs a discounted future cash flow analysis for the purpose of determining the amount of goodwill impairment. Such analysis relies on key assumptions, including, but not limited to, the estimated future cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the WACC and related discount rate used to evaluate the fair value of the reporting unit. In evaluating the key variables as of March 31, 2016, management (a) reduced the estimated future cash flows based upon actual results achieved during the three months ended March 31, 2016 and revised projections, and (b) concluded that the Company’s WACC and terminal growth rates were 13% and 3%, respectively, as compared to 10% and 3% used in the test at October 1, 2015.

Based on the result of this second step of the goodwill impairment analysis as of March 31, 2016, the Company recorded a $45.3 million non-cash charge to reduce the carrying value of goodwill. The impairment calculation was based on a combination of the market capitalization and discounted cash flow methodologies, although a 10% charge in the weighting of the two valuation approaches at such date would not have had a significant effect on the amount of the impairment recorded at March 31, 2016. The Canadian Founding Companies were acquired in 2015 in an asset purchase, and the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada.

The Company completed its annual goodwill impairment test as of October 1, 2016. Inherent in the Company's analysis is the reliance on key assumptions, including, but not limited to, weightings for the methodologies used and estimating the future cash flows of the reporting unit, weighted average cost of capital ("WACC"), and terminal growth rates. As part of the Company's annual budget process and in light of the operating losses incurred in 2016, management prepared its 2017 forecast and seven year outlook so as to derive a reasonable view of the cash flows that the business would generate from 2017-2023. In evaluating the key variables, the Company assumed that its WACC and terminal growth rates were 13.5% and 3%, respectively, and also revised its weightings between the two methodologies. In an updated quantitative analysis at December 31, 2016, the Company assumed that its WACC and terminal growth rates were 14.0% and 3%, respectively, and again revised methodology weightings to substantially eliminate reliance on the market approach calculation because of the refinements that enhanced the income approach and delays in quarterly reporting of financial results that made it impracticable for the market to evaluate the value of the reporting unit at that time. As a result of these assumptions and quantitative analyses, it was calculated that the estimated fair value of the Company's reporting unit exceeded its carrying value by approximately 14% and 7% as of October 1, 2016 and December 31, 2016, respectively.

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

Goodwill Impairment Review During 2017
During the first quarter of 2017, the Company adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the impairment test. Based on the result of the Company’s goodwill impairment analysis as of March 31, 2017, which was performed in accordance with ASU 2017-04 and utilized the discounted future cash flow methodology and, to a lesser extent and in a more qualitative manner, the market capitalization methodology, the Company recorded a $37.1 million non-cash charge to write-off the remaining carrying value of goodwill. The lack of any significant income tax benefit with this 2017 goodwill impairment was for similar reasons as described above in connection with the impairment at March 2016.

For the discounted future cash flow analysis, with consideration of a third party valuation report, management evaluated information available through the release of the first quarter financial statements, including indications of interest received from market participants in September and October 2017, as part of the evaluation of strategic alternatives. Accordingly, key variables in the discounted cash flow analysis were updated, resulting in (a) reduced estimated cash flows based on actual results for the three months ended March 31, 2017 and updated future projections, and, (b) more importantly, an increased risk premium resulting in a WACC rate of 19.5%. As a result of these revised assumptions and quantitative analyses, the carrying value of the Company's reporting unit exceeded its estimated fair value, as calculated under the discounted future cash flow methodology, by approximately 64% as of March 31, 2017. Therefore, management concluded that a full impairment of the remaining goodwill was necessary.

Management also considered a market capitalization approach. The Company had previously announced in March 2017 the engagement of an investment banker to assist the Board in evaluating strategic alternatives and regained compliance with SEC filing requirements, yet the trading price of the Company’s common stock declined 45% during the first quarter of 2017 to close on March 31, 2017 at $1.55 per share. Therefore, the market capitalization approach is also indicative of a full goodwill impairment as of March 31, 2017.
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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

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

The fair value of contingent consideration, which is a recurring fair value measurement, was valued in the condensed consolidated financial statements using Level 3 inputs. See Note 5 above for further details related to contingent consideration fair value estimates and related adjustments recorded in the consolidated financial statements.

Note 13. Subsequent Events
Fire at the Company's Toronto Facility
On April 6, 2017, a fire destroyed the buildings and contents therein, including computer equipment and certain accounting records, located at the Company’s Toronto facility where self-service auto recycling operations take place and certain administrative functions are performed for Canadian operations. The vehicle inventory stored on the property was largely undamaged. Firefighters used water to extinguish the fire and an emergency response team was retained to contain the water to keep it from flowing into the ground and a nearby creek. Since then, water used to extinguish the fire and ash resulting from the fire were successfully contained and removed from the premises. The Company has contracted with a restoration company to oversee the setup of both temporary and permanent structures in order to recommence operations. However, as described in more detail below, operations will not commence until certain issues raised by the Ontario Ministry of the Environment and Climate Change have been resolved. The Company and/or the landlord maintain insurance for property damage and business interruption losses; however, coverage is subject to deductibles, limits and certain exclusions and may not be sufficient to cover all of the losses incurred.

On April 10, 2017, while Company personnel were engaged in clean-up operations, a provincial officer of the Ontario Ministry of the Environment and Climate Change entered the premises and ordered the Company to cease operations on the property until such time as the officer had accepted a plan to recommence operations in an environmentally safe manner. The Company filed a request for a review and stay of the provincial officer’s order (the "order"), which was denied in a ruling on April 27, 2017 by a Director of the Ontario Ministry of the Environment and Climate Change (the “Director’s ruling”).

The Company considers the Director’s ruling to be premature, and therefore without merit, as the Company previously operated within, and intends to comply with, applicable environmental laws and rules in the rebuilding of the facility and future operations. Accordingly, the Company requested a hearing before the Environmental Review Tribunal with respect to the Director’s ruling on the basis, among others, that there was no evidence that the fire and its extinguishment or the resumption of processing operations in accordance with the Company's prior practices would cause the Company to be out of compliance with any environmental law or create the opportunity for contamination or impact of the natural environment. Since the Company's leasing of this facility in 2015, the Company's operations prior to the fire had not been cited for any non-compliance with applicable environmental laws, although certain storm water issues that arose prior to the Company's leasing of the site remain unresolved.

By subsequent agreement of the parties, the requested hearing was postponed while the parties work to reach a settlement of the issues raised by the fire and put in place a mutually agreeable plan of operations, both temporary and permanent. Additionally, the Toronto and Regional Conservation Authority, which, among other things, has the mandate of maintaining and improving the nearby creek, became a participant in the proceedings. The negotiations with the regulatory authorities have been productive, and the Company is currently in the final stages of preparation to install a temporary facility and become operational at partial capacity, increasing to full capacity shortly after installation. The Company anticipates that negotiations relating to a permanent facility will continue until the parties come to agreement. In addition to resolving environmental issues with the Director and the Toronto and Regional Conservation Authority and putting a plan in place for a permanent facility, the landlord must obtain the appropriate building permits to install the permanent facility.

The Company may be unable to come to final agreement with the Director and the Toronto and Regional Conservation Authority for permanent operating facilities, or to successfully appeal the Director’s ruling. The delay and uncertain timing as to recommencement of operations at the facility necessitated by the requirement to obtain prior approval of a plan to do so, the possibility that the Director may impose costly remediation measures upon the Company or may never approve a plan, and the possible incurrence of uninsured losses could have a material adverse effect on the Company's business, financial condition and results of operations.

Suspension in Trading on Nasdaq and Delisting of the Company’s Common Stock
Trading in the Company’s common stock on the Nasdaq Global Market was suspended on June 29, 2017, and Nasdaq commenced delisting procedures. On August 31, 2017, the Nasdaq Global Market determined that the Company’s common stock would be removed from listing effective September 11, 2017. The suspension and subsequent delisting were due to the Company’s continuing non-compliance with Nasdaq Listing Rule 5250(c)(1). The Company’s common stock is currently quoted on the OTC Pink operated by the OTC Markets Group Inc. (also known as the "Pink Sheets").

Sale of Minority Interest in GO-Pull-It, Inc.
In September 2017, the Company agreed to sell its minority interest in GO-Pull-It, Inc. to its majority owner for $350,000 in cash and notes and forgiveness of $100,000 in acquisition-related debt that was carried in other current liabilities in the condensed consolidated balance sheet as of March 31, 2017. The transaction will result in a gain of approximately $430,000, which will be recorded in the third quarter of 2017.

Internal Revenue Service Audit
The Company has recently received notice from the Internal Revenue Service that its consolidated federal income tax return for the year ended December 31, 2015 has been selected for examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements” and Part II, Item 1A. “Risk Factors.”

Critical Accounting Policies and Estimates
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2016 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in application. There have been no changes to our critical accounting policies since that time.

We use estimates in accounting for, among other items, the purchase price allocations in business combinations, allowances for doubtful accounts receivable, inventory valuation using the retail method of accounting and reserves for potentially excess and unsalable inventory, contingent consideration liabilities, uncertain tax positions, share-based compensation, assessing goodwill and other intangible and long-lived assets for potential impairment, and certain other assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates require the application of complex assumptions and judgments, often because they involve matters that are inherently uncertain and will likely change in subsequent periods. The impact of any change in estimates is included in earnings in the period in which the estimate is adjusted.

Carrying Values and Impairment of Goodwill
Goodwill represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Pursuant to the provisions of ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill is required to be tested at the reporting unit level for impairment annually or whenever indications of impairment arise. We have determined that the Company operate as one operating segment and one reporting unit, Automotive Recycling, and all the goodwill is considered attributable to that reporting unit for impairment testing. A goodwill impairment analysis, including those described below, requires significant judgments, estimates and assumptions, and the results of the impairment analysis described below are based on the application of those judgments, estimates and assumptions as of specific points in time.

During the first quarter of 2017, we adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the impairment test. Based on the result of our goodwill impairment analysis as of March 31, 2017, which was performed in accordance with ASU 2017-04 and utilized the discounted future cash flow methodology and, to a lesser extent and in a more qualitative manner, the market capitalization methodology, we recorded a $37.1 million non-cash charge to write-off the remaining carrying value of goodwill. The lack of any significant income tax benefit with this 2017 goodwill impairment was for similar reasons as the goodwill impairment at March 2016, primarily because the Canadian Founding Companies were acquired in 2015 in an asset purchase, and the tax benefit associated with the portion of this charge related to the Canadian Founding Companies was offset by a valuation allowance because of the uncertainties associated with generating future taxable income in Canada.

For the discounted future cash flow analysis, with consideration of a third party valuation report, we evaluated information available through the release of the first quarter financial statements, including indications of interest received from market participants in September and October 2017, as part of the evaluation of strategic alternatives. Accordingly, key variables in the discounted cash flow analysis were updated, resulting in (a) reduced estimated cash flows based on actual results for the three months ended March 31, 2017, and updated future projections, and, (b) more importantly, an increased risk premium resulting in a WACC rate of 19.5% at March 31, 2017. As a result of these revised assumptions and quantitative analyses, the carrying value of our reporting unit exceeded its estimated fair value, as calculated under the discounted future cash flow methodology, by approximately 64% as of March 31, 2017. Therefore, we concluded that a full impairment of the remaining goodwill was necessary.

We also considered a market capitalization approach. We had previously announced in March 2017 the engagement of an investment banker to assist the Board in evaluating strategic alternatives and regained compliance with SEC filing requirements, yet the trading price of our common stock declined 45% during the first quarter of 2017 to close on March 31, 2017 at $1.55 per share. Therefore, the market capitalization approach is also indicative of a full goodwill impairment as of March 31, 2017.

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $31.4 million at March 31, 2017, and consist of trade names, non-competition agreements and customer relationships. Our third party valuation experts use various techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the intangible assets, discounted for assumptions such as future customer attrition. Management evaluates the intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Therefore, changes such as higher or earlier-than-expected customer attrition may result in higher future amortization charges or an impairment charge for intangible assets. As part of the goodwill impairment analysis discussed above, we also reviewed intangible assets and did not identify any impairment as of March 31, 2017.

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

Since June 30, 2016, we have been in breach of certain financial covenants contained in our Credit Facility as well as the requirement for timely delivery of certain quarterly certificates and reports. As a result, all of the Credit Facility debt, less unamortized debt issuance costs, is reported in the accompanying condensed consolidated balance sheets as a current liability at March 31, 2017 and December 31, 2016, and there can be no further borrowings on any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, we entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with our lenders. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period, provided no other defaults occur. In consideration of this Forbearance Agreement, we agreed to pay a $0.5 million fee which was considered earned on the effective date of the agreement and is reflected as an expense in outside service and professional fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017. The Forbearance Agreement also gives the lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016. We accrued $0.3 million of default interest during the three months ended March 31, 2017.

The Forbearance Agreement, which had originally expired on May 26, 2017, was amended on June 23, 2017 to extend the forbearance period until August 31, 2017 and resolve certain new defaults. The Forbearance Agreement, as amended, permitted us, for the first two quarters of 2017, to add the interest payments otherwise due in cash on non-LIBOR-based loans to the principal amount of debt outstanding. For the three months ended March 31, 2017, $133,000 of such interest was paid-in-kind. The Forbearance Agreement, as amended, also permitted us to defer the $250,000 principal payments due on March 31, 2017 and June 30, 2017 to the end of the forbearance period.

When the amended Forbearance Agreement expired on August 31, 2017, we did not make any of the required payments, and our management is currently negotiating with the lenders to further amend the Forbearance Agreement and extend the forbearance period through December 31, 2017, including the provisions regarding payment-in-kind for certain interest and deferral of all fees and principal payments otherwise due on the term loan until December 31, 2017, and to take into account subsequent defaults. There can be no assurances that we will be able to successfully negotiate such an amendment. If we are unable to reach further agreement with our lenders to extend the forbearance period or obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, our Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, we do not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, we have significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and we will need access to additional credit to be able to satisfy these obligations.

Recent Accounting Pronouncements
Refer to Note 2 “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements included in this Form 10-Q.

Fenix Parts, Inc.
(in thousands, except percentages and per share amounts)

Overview

We are in the business of automotive recycling, which is the recovery and resale of OEM parts, components and systems, such as engines, transmissions, radiators, trunks, lamps and seats (referred to as “products”) reclaimed from damaged, totaled or low value vehicles. We purchase vehicles primarily at auto salvage auctions. Upon receipt of vehicles, we inventory and then dismantle the vehicles and sell the recycled products. Our customers include collision repair shops, mechanical repair shops (body shops), auto dealerships and individual retail customers. We also generate a portion of our revenue from the sale as scrap of the unusable parts and materials, the sale of used cars and motorcycles, the sale of aftermarket parts, and the sale of extended warranty contracts.

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016

(in thousands, except percentages)	Three Months Ended March 31, 2017	Percent of Net Revenues	Three Months Ended March 31, 2016	Percent of Net Revenues
Net revenues	$34,075	100.0%	$32,182	100.0%
Cost of goods sold	20,543	60.3%	17,082	53.1%
Gross profit	13,532	39.7%	15,100	46.9%
Selling, general and administrative expenses	12,839	37.7%	12,364	38.4%
Outside service and professional fees	2,732	8.0%	2,185	6.8%
Depreciation and amortization	1,098	3.2%	1,207	3.8%
Change in fair value of contingent consideration	(221)	(0.6)%	(4,005)	(12.4)%
Change in indemnification receivables	(35)	(0.1)%	2,089	6.5%
Goodwill impairment	37,068	108.8%	45,300	140.8%
Operating loss	(39,949)	(117.2)%	(44,040)	(137.0)%
Interest expense	(657)	(1.9)%	(255)	(0.8)%
Other income, net	63	0.2%	92	0.3%
Loss before income tax benefit	(40,543)	(119.0)%	(44,203)	(137.5)%
Income tax benefit	1,102	3.2%	2,841	8.8%
Net loss	$(39,441)	(115.7)%	$(41,362)	(128.7)%

Net revenues
Net revenues for the three months ended March 31, 2017 were $34.1 million. This represents a 5.9% increase over net revenues for the three months ended March 31, 2016 of $32.2 million. Net revenues from parts sales were $29.2 million during the three months ended March 31, 2017, a 3.2% increase from parts sales of $28.3 million during the three months ended March 31, 2016. Net revenues from other ancillary products (including scrap metal) were $4.9 million during the three months ended March 31, 2017, a 25.6% increase from other ancillary products revenue of $3.9 million during the three months ended March 31, 2016.

We are subject to risks and uncertainties relating to the price of scrap metal, which can fluctuate significantly from period to period. While sales of scrap metal represent a small portion of our overall revenues, significant fluctuations have been experienced in metal prices over the past 24 months which have had an effect on our reported revenues including an increase of approximately 89% in average market prices for scrap auto bodies from the first quarter of 2016 to the first quarter of 2017 (as per the American Metal Market Index, Q1-2016 = $89/ton; Q1-2017 = $168/ton), which had a favorable effect on our reported revenues during the three months ended March 31, 2017. Weakness in metals prices could adversely affect our revenues and profits. This trend should be viewed in light of the partially offsetting effect of lower metals prices on our cost of acquiring vehicles for recycling.

Cost of goods sold
Our cost of goods sold for the three months ended March 31, 2017 were $20.5 million, or 60.3% of net revenues, and resulted in a gross profit percentage of 39.7%. This represents a 20.3% increase over cost of goods sold for the three months ended March 31, 2016 of $17.1 million. Included in the cost of goods sold for the three months ended March 31, 2016 is a benefit of $2.2 million from retrospective adjustments to reduce the value of acquired inventories in the business combinations and $1.8 million in lower value of acquired inventory for periods prior to December 31, 2015. These credits to cost of goods sold, recorded as of March 31, 2016, were partially offset by $0.9 million of post-acquisition amortization of the higher inventory values that resulted from applying the purchase method of accounting in the quarter ended March 31, 2016. There were no such adjustments during the quarter ended March 31, 2017. Depreciation of $0.2 million and $0.3 million was included in cost of goods sold during the three months ended March 31, 2017 and 2016, respectively.

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

Selling, general and administrative expenses
Our selling, general and administrative expenses for the three months ended March 31, 2017 were $12.8 million, or 37.7% of net revenues. This represents a 3.8% increase over selling, general and administrative expense for the three months ended March 31, 2016 of $12.4 million. Selling, general and administrative expenses consisted of (a) operating and distribution costs that are not directly related to the procurement and dismantling of vehicles, (b) selling and marketing expenses, (c) general and administrative expenses, and (d) $0.4 million and $1.3 million of non-cash share-based compensation during the quarters ended March 31, 2017 and 2016, respectively.

Outside service and professional fees
Our outside service and professional fees for the three months ended March 31, 2017 were $2.7 million, or 8.0% of net revenues. This represents a 25.0% increase over outside service and professional fees for the three months ended March 31, 2016 of $2.2 million. Outside service and professional fees consisted primarily of auditing, valuation reports and opinions, tax compliance and consulting, and legal fees. In addition, a bank forbearance fee of $0.5 million is included in the three months ended March 31, 2017.

Depreciation and amortization expenses
Our depreciation and amortization not directly attributable to cost of goods sold for the three months ended March 31, 2017 were $1.1 million, or 3.2% of net revenues. This represents a 9.0% decrease over depreciation and amortization expense for the three months ended March 31, 2016 of $1.2 million. Depreciation and amortization consisted primarily of amortization of intangible assets established in connection with acquisitions in 2015.

Change in fair value of contingent consideration liabilities
We reduced the estimated fair value of contingent consideration for the three months ended March 31, 2017 by $0.2 million, or 0.6% of net revenue. This represents a 94.5% decrease over the change reported for the three months ended March 31, 2016 of $4.0 million. These reductions are attributable to the periodic revaluation of the estimated amounts that will be due to former owners of acquired companies as discussed further below in “Liquidity and Capital Resources.”

Change in indemnification receivables
Our indemnification receivables are directly related to the reserve for uncertain tax positions arising from the acquisition agreements with several of the acquired companies. In the three months ended March 31, 2017 and 2016, the change was $0.0 million and $2.1 million, respectively. During the three months ended March 31, 2016, the statute of limitations lapsed without audit for certain tax returns filed by acquired companies for which reserves for uncertain tax positions and indemnification receivables had been established and, as a result, we reversed the applicable reserves and receivables.

Goodwill impairment
Based on the result of the goodwill impairment analysis described above under “Carrying Values and Impairment of Goodwill,” we recorded a $37.1 million non-cash pretax charge to write off the remaining carrying value of goodwill in March 2017. During the first quarter of 2016, based on the results of the first step of the goodwill impairment analysis, we determined that the fair value of our reporting unit was less than its carrying value as of March 31, 2016 and, as such, we applied the second step of the goodwill impairment test. Based on the result of this second step of the goodwill impairment analysis, we recorded a $45.3 million non-cash pretax charge to reduce the carrying value of goodwill in March 2016.

Interest expense and other income, net
Our interest expense, primarily related to our Credit Facility, was $0.7 million for the three months ended March 31, 2017 and $0.3 million for the three months ended March 31, 2016. The increase was caused by higher rates on borrowings and the default interest of $0.3 million recorded related to the Forbearance Agreement entered into in March 2017. Our other income, net was $0.1 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Combined, these items were 1.7% and 0.5% of net revenues for the three months ended March 31, 2017 and 2016, respectively.

Income tax benefit
We recorded an income tax benefit of $1.1 million for the three months ended March 31, 2017, with an effective rate of 2.7% of the pretax loss reported for the period. This represents a 61.2% decrease as compared to the income tax benefit for the three months ended March 31, 2016 of $2.8 million, with an effective tax rate of 6.4%. The effective tax rates are relatively low because of the lack of any significant tax benefit recognized in connection with the goodwill impairments in the periods. In addition, the tax benefit in the first quarter of 2016 includes a reversal of $2.2 million in reserves for uncertain tax positions.

Net loss
Net loss for the three months ended March 31, 2017 and 2016 was $39.4 million and $41.4 million, respectively. This represents a 4.6% decrease which results from the matters described above.

Liquidity and Capital Resources
As discussed more fully in Note 4 to the accompanying condensed consolidated financial statements, effective December 31, 2015, we entered into a $35.0 million amended and restated senior secured credit facility with BMO Harris Bank N.A. and its Canadian affiliate, Bank of Montreal (the “Credit Facility”). Previous borrowings under the Original Credit Facility remained outstanding under the Amended Credit Facility. The Credit Facility consists of $25.0 million that is available as a revolving credit facility, allocated $20.0 million in U.S. Dollar revolving loans, with a $7.5 million sublimit for letters of credit, and $5.0 million in Canadian revolving loans, with a $2.5 million sublimit for letters of credit. The remaining $10.0 million has been drawn as a term loan.

The Credit Facility is secured by a first-priority perfected security interest in substantially all of our assets and the stock of our domestic subsidiaries, which also guaranty the borrowings, and 66% of the stock of our direct Canadian Subsidiary, Fenix Parts Canada, Inc. (other than its exchangeable preferred shares). The Credit Facility expires on May 19, 2020. The Credit Facility contains customary events of default, including the failure to pay any principal, interest or other amount when due, violation of certain of our affirmative covenants or any negative covenants or a breach of representations and warranties and, in certain circumstances, a change of control. Upon the occurrence of an event of default, payment of indebtedness may be accelerated and the lending commitments may be terminated. The Credit Facility also contains financial covenants with which we must comply on a quarterly or annual basis, which have been amended since entering into the Original Credit Facility. We are also subject to a limitation on our indebtedness based on quarterly calculations of a Borrowing Base.

As of March 31, 2017, we owed $21.6 million under the Amended Credit Facility (consisting of term loan and revolving credit debt of $8.8 million and $12.8 million, respectively). We also had $7.0 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and our property and casualty insurance program. Since June 30, 2016, for reasons described in Note 1 to the accompanying condensed consolidated financial statements, we were in breach of the Credit Facility's Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances, as well as the requirement for timely delivery of certain quarterly certificates and reports. Since we are in default as of the date that this Form 10-Q is being filed, all of the Credit Facility debt is reported as a current liability in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, we entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with our lenders. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period, provided no other defaults occur. In consideration of this Forbearance Agreement, we agreed to pay a $0.5 million fee which was considered earned on the effective date of the agreement and is reflected as expense in outside service and professional fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017. The Forbearance Agreement also gives the lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016. We accrued $0.3 million of default interest during the three months ended March 31, 2017.

The Forbearance Agreement, which had originally expired on May 26, 2017, was amended on June 23, 2017 to extend the forbearance period until August 31, 2017 and resolve certain new defaults. The Forbearance Agreement, as amended, permits us, for the first two quarters of 2017, to add the interest payments otherwise due in cash on non-LIBOR-based loans to the principal amount of debt outstanding. For the three months ended March 31, 2017, $133,000 of such interest was paid-in-kind. The Forbearance Agreement, as amended, also permits us to defer the $250,000 principal payments due on March 31, 2017 and June 30, 2017 to the end of the forbearance period.

When the amended Forbearance Agreement expired on August 31, 2017, we did not make any of the required payments, our management is currently negotiating with the lenders to further amend the Forbearance Agreement and extend the forbearance period through December 31, 2017, including the provisions regarding payment-in-kind for certain interest and deferral of all fees and principal payments otherwise due on the term loan until December 31, 2017, and to take into account subsequent defaults. There can be no assurances that we will be able to successfully negotiate such an amendment. If we are unable to reach further agreement with our lenders to extend the forbearance period or obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, our Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, we do not expect to have sufficient liquidity to pay the outstanding Credit Facility debt. In addition, we have significant obligations under contingent consideration agreements related to certain acquired companies as described in Note 5, and we will need access to additional credit to be able to satisfy these obligations.

As a result of the above, substantial doubt exists regarding our ability to continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business within one year from the date of this filing.

As of March 31, 2017, after classifying the Credit Facility debt as a current liability as discussed above, we had a working capital deficit of $0.1 million, which included cash and cash equivalents of $1.1 million.

Net cash flows used in operating activities totaled $0.1 million and $0.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Net cash provided by investing activities totaled $0.0 million for the three months ended March 31, 2017, and net cash used in investing activities totaled $0.2 million for the three months ended March 31, 2016. Investing activities in the three months ended March 31, 2017 included no significant capital expenditures as compared to $0.2 million in the three months ended March 31, 2016.

Net cash provided by financing activities, including the sale of $0.3 million in unregistered common shares to two officers and the proceeds collected from the ESP Plan of $0.1 million, totaled $0.4 million for the three months ended March 31, 2017, and was $0.5 million for the three months ended March 31, 2016, resulting from a draw on the revolving credit line under the Credit Facility.

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

Over the next 12 months, in addition to any working capital needs, a modest amount of necessary capital expenditures, debt service and fees on the term loan as discussed above, and accrued federal and state income tax payments of approximately $1.3 million due when the applicable 2016 tax returns were filed in October 2017 (for which the Company will seek to negotiate an extended payment plan with the Internal Revenue Service), we are also likely to have a need for cash to satisfy certain contingent consideration liabilities, as described more fully in Note 5 to the accompanying condensed consolidated financial statements. As part of the consideration for three of the Founding Companies, we entered into contingent consideration agreements with certain of the selling shareholders under which additional consideration will be payable to the former owners in cash and stock if specified future events occur or conditions are met, such as meeting profitability or earnings targets. We have recorded a liability of $7.0 million for the estimated fair value of these contractual commitments in the accompanying condensed consolidated balance sheet as of March 31, 2017, which, if deemed earned, would all be payable over the next 12 months. Approximately $0.2 million of this recorded liability is payable in stock (valued at the closing price of our common stock on March 31, 2017) and $2.9 million of the recorded liability is secured by a letter of credit totaling $5.9 million under our Credit Facility. The remainder would be payable in cash, of which $0.2 million was held in an escrow account at March 31, 2017, as described below.

For the combination with Jerry Brown, Ltd. ("Jerry Brown"), we are required to pay (a) up to an additional $1.8 million if the business achieved certain revenue targets during the twelve-month period beginning June 2015, and (b) an additional uncapped amount if the business exceeded certain EBITDA levels during 2016. Based on results actually achieved during the first quarter of 2016, EBITDA was estimated to be less than the previously developed budget and, accordingly, the estimated fair value of the contingent liability due to the former owners of Jerry Brown was reduced by approximately $1.4 million, resulting in a credit to income which is reflected in the condensed consolidated statements of operations for the three months ended March 31, 2016. Based on results actually achieved during 2016, further adjustments were made during the year ended December 31, 2016 and during the first quarter of 2017 and the estimated fair value of the contingent liability was $3.5 million as of March 31, 2017. The total contingent consideration liability attributable to the Jerry Brown acquisition was (a) $1.8 million for achieving the revenue target, which management and the former owners of Jerry Brown agree was fully earned and is currently due and payable, and (b) $1.7 million estimated for the EBITDA target which will be determined in 2017. We are in negotiations with the former owners of Jerry Brown to schedule payment of currently due amounts and expects to fund these and future determined payments to the former owners of Jerry Brown, to the extent they are ultimately deemed earned, through cash generated from operations or, if necessary and available, through draws on the revolving Credit Facility or through other sources of capital that may be available.

The combination agreements for Eiss Brothers and the Canadian Founding Companies provide for a holdback of additional consideration which is to be payable, in part or in whole, only if certain performance targets are achieved. The maximum amount of additional consideration that can be earned by the former owners of Eiss Brothers is $0.2 million in cash plus 11,667 shares of Fenix common stock, of which none, some or all is to be released from escrow depending upon the EBITDA of Eiss Brothers during the twelve-month period beginning June 2015. The maximum amount of additional consideration that can be earned and is subject to holdback for the Canadian Founding Companies is $5.9 million in cash, secured by a letter of credit under our Credit Facility, plus 280,000 Exchangeable Preferred Shares currently held in escrow, of which, none, some or all was to be released to the former owners of the Canadian Founding Companies depending on their combined revenues from specific types of sales for the twelve-month period beginning June 2015. Management’s estimate of the operating results for Eiss Brothers has not changed since its acquisition, and the entire $0.2 million in cash and 11,667 shares of Fenix common stock were released from escrow in the third quarter of 2017. The contingent consideration liability for the Canadian Founding Companies is currently in dispute, and we have recorded the contingent consideration liability for the Canadian Founding Companies at estimated fair value each reporting period during the year ended December 31, 2016 and as of March 31, 2017, based on our result of our assessment of the possible outcomes. These contingent consideration liabilities are also subject to mark-to-market fluctuations based on changes in the trading price of Fenix common stock and, with respect to the Canadian Founding Companies, currency remeasurement. Based on all these factors, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 include a reduction of $0.2 million and $2.1 million, respectively, in the estimated contingent consideration liability due to the former owners of Eiss Brothers and the Canadian Founding Companies. Exchange rate gains of $0.0 million and $0.5 million related to the Canadian contingent consideration liability were also recognized in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively. We are currently at an impasse in negotiations with the former owners of the Canadian Founding Companies regarding the calculation of contingent consideration earned, if any, and the parties have begun the process of submitting their respective calculations to binding arbitration. We expect that any contingent consideration payments to the former owners of the Canadian Founding Companies, to the extent they are ultimately deemed earned, will be drawn on the bank letter of credit, which is considered Funded Debt under the Total Leverage Ratio required under the Credit Facility.

Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual table as discussed in our Form 10-K for 2016.

Off-Balance Sheet Arrangements
At March 31, 2017 and December 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in our reported gross margins. We have not entered into any risk mitigation strategies, as any short-term exposure would reverse in the long-term.
Interest rates
Our results of operations are affected by changes in interest rates with respect to borrowings under our Credit Facility. In accordance with the Credit Facility, these rates increased substantially under the formula therein during 2016. In addition, the Forbearance Agreement entered into in March 2017 gives the Credit Facility lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016. As we are currently in default of several of the terms of the Credit Facility, it is impossible to forecast what likely future interest charges may be or in what manner the conditions of default will ultimately be resolved. At March 31, 2017, none of our variable interest rate debt under our Credit Facility is hedged. A 100 basis point movement in interest rates would change interest expense by approximately $0.2 million over the next twelve months.
Foreign exchange
Our operations in Canada are exposed to changes in the relationship between the U.S. dollar and the Canadian dollar. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. Canadian dollar fluctuations can also impact the financial results we report in U.S. dollars and can impact the economics of cross-border trading of inventory between our U.S. and Canadian operations. Because of the significant increase in the value of the U.S Dollar against the Canadian Dollar that took place during 2015, we substantially reduced shipments of parts from our U.S. facilities into the Canadian markets resulting in lower revenue at our Canadian facilities as they sought to develop Canadian sources to acquire vehicles and product for recycling. Our operations in Canada represented approximately 10% of our total net revenue during the three months ended March 31, 2017. At this relative distribution of net revenues, a 10% increase or decrease in the strength of the U.S. dollar against the Canadian dollar would result in a 1.0% change in our consolidated net revenues.

We do not hold derivative contracts to hedge Canadian dollar risk. Our net revenue is partially hedged by our Canadian dollar denominated purchases. We elected not to hedge the Canadian dollar risk related to the interest payments on Canadian borrowings as we generate cash flows in Canadian dollars that were used to fund these debt payments. As of March 31, 2017, we have C$1.2 million in revolving credit borrowings outstanding under our Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management establishes and maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. This information is intended to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective, and as a result our disclosure controls and procedures were not effective, because of material weaknesses.

These material weaknesses were attributable to (A) our lack of (i) accounting personnel with an appropriate level of accounting knowledge, experience, and training commensurate with our complex accounting issues and financial reporting requirements, (ii) adequate procedures to prepare, document and review areas of significant judgments and accounting estimates, including potential goodwill impairment and inventory valuation, (iii) timely and systematic review by management of account reconciliations, journal entries and other analyses to appropriately document and support the recording of financial information, (iv) thorough review of significant contracts for key accounting ramifications, (v) documentation retention to support the amounts reported, and (vi) segregation of duties over journal entries as well as (B) undue reliance on the findings and conclusions of third-party tax specialists without an appropriate level of internal review, and (C) inadequate Information Technology General Controls, including limited segregation of duties and access rights controls over information systems at field locations without compensating corporate procedures and controls. The material weaknesses described above also reflect an overall material weakness in our control environment. Certain of these weaknesses were previously described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on August 16, 2017.

Continuing Remediation of Material Weaknesses
We acquired the Founding Companies on May 19, 2015 concurrently with the closing of the initial public offering of our common stock and subsequently during 2015 acquired three additional businesses. Since becoming a publicly-traded company, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting information systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting and has made substantive improvements in this area, including a number of improvements since December 31, 2016. Progress in this regard during 2016 and thus far through 2017 includes hiring a corporate controller, accounting manager and director of information technology, staffing an internal information systems department and reducing reliance on multiple information technology vendors, formalizing requirements for timely analyses and reconciliations of financial accounts and management reviews thereof, implementing steps to establish a company-wide system of uniform account classifications, and commencing a plan to migrate all operations to common information systems, which began with with payroll and accounts payable in January 2017. However, implementing effective processes and systems for financial reporting is a significant task and an integral part of our integration plan for the acquired businesses. Our efforts to remediate these material weaknesses are still in progress and may require substantial resources at significant cost over an extended period of time to complete. More generally, ensuring that we have adequate internal financial, accounting and disclosure controls in place requires a costly and time-consuming effort that needs to be re-evaluated frequently.

Changes in Internal Control over Financial Reporting
Except as described in “Continuing Remediation of Material Weaknesses” above with respect to the ongoing implementation of steps to remediate weaknesses, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation related to normal business operations. We maintain insurance for normal business risks and seek to vigorously defend ourselves in litigation.

SEC Inquiry
In September 2016, we received a subpoena from the Chicago Regional Office of the SEC requiring the production of various documents, which were all provided during December 2016 and January 2017. The SEC inquiry is focused on the change during 2016 in our independent registered public accounting firm, our previously announced business combinations and related goodwill impairment charge, the effectiveness of our internal controls over financial reporting and our inventory valuation methodology. Our receipt of a subpoena from the SEC does not mean that we have violated securities laws. Although we have incurred substantial legal fees and other costs associated with production of the documents required by the SEC and may incur further costs before this inquiry is concluded, management does not believe that the inquiry will ultimately have a material impact on our financial condition, results of operations or cash flow, but cannot predict the duration or outcome of the inquiry.

Litigation
In January 2017, a class action lawsuit entitled Beezley v. Fenix Parts, Inc. et al, was filed in the United States District Court for the District of New Jersey (and an agreed motion for a change of venue to the United States District Court for the Northern District of Illinois has been filed) against us, Kent Robertson, our Chief Executive Officer, and Scott Pettit, our Chief Financial Officer (the “Defendants”). The lawsuit was filed on behalf of purchasers of the Company’s shares from May 14, 2015 through October 12, 2016. The complaint asserts that all Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 and that Messrs. Robertson and Pettit violated Section 20(a) of the Exchange Act. In particular, the complaint asserts that the Defendants made false and/or misleading statements and/or failed to disclose that: (1) we had an inadequate inventory valuation methodology; (2) we had an inadequate methodology to calculate goodwill impairment; (3) we were engaging and/or had engaged in conduct that would result in an SEC investigation; and (4) as a result, the Defendants’ statements about our business, operations, and prospects, were materially false and misleading and/or lacked a reasonable basis at all relevant times. In August 2017, after the appointment of a lead plaintiff, an amended complaint was filed against the Defendants and other third-parties which, in addition to the allegations contained in the original complaint, also includes alleged violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiffs seek class certification, an award of unspecified damages, an award of reasonable costs and expenses, including attorneys' fees and expert fees, and other further relief as the Court may deem just and proper. We believe that the allegations contained in the complaint are without merit. We maintain insurance to cover such matters and, in conjunction with our insurance carrier, intend to vigorously defend ourselves against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, we have has not recorded an accrual for any potential loss as of March 31, 2017.

In July 2017, a shareholder derivative lawsuit, entitled Melanie Weiss, derivatively on behalf of Fenix Parts, Inc. v. Kent Robertson, et al, and Fenix Parts, Inc., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, against Messrs. Robertson and Pettit and the members of the Company’s board of directors. This lawsuit contained breach of fiduciary duty claims based on allegations largely similar to those set forth in the Beezley complaint. On August 21, 2017, the plaintiff filed a motion to voluntarily dismiss the action, which was granted on August 28, 2017.

Order of the Ontario Ministry of the Environment and Climate Change (“MOECC”) Relating to Toronto Fire
As disclosed in Note 13 to the accompanying condensed consolidated financial statements, the parties have recently postponed a hearing before the Environmental Review Tribunal with respect to the April 2017 order of the provincial officer of the MOECC (a stay of which was denied in a ruling by a Director of the MOECC) while we negotiate a plan for rebuilding our Toronto facility following a fire which destroyed the buildings and contents therein. As further disclosed in Note 13, the Toronto and Regional Conservation Authority has become a participant in the proceedings and negotiations.

ITEM 1A.	RISK FACTORS

The risk factors disclosed in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2017, for $150,000 in cash, we issued to Kent Robertson, our Chief Executive Officer, 53,571 unregistered shares of common stock at $2.80 per share (the closing price of the Company’s common stock on January 6, 2017). In addition, on the same date, we issued options to Mr. Robertson to purchase 76,531 unregistered shares of our common stock at an exercise price of $2.80 per share.
On January 6, 2017, for $100,000 in cash, we issued to Scott Pettit, our Chief Financial Officer, 35,714 unregistered shares of common stock at $2.80 per share (the closing price of the Company’s common stock on January 6, 2017). In addition, on the same date, we issued options to Mr. Pettit to purchase 51,020 unregistered shares of our common stock at the exercise price of $2.80 per share.
The options issued to these officers are fully vested and may be exercised at any time, in whole or in part, prior to January 6, 2020, and compensation expense of $80,000 was recorded in the first quarter of 2017. These transactions were unanimously approved by the Board of Directors of the Company in order to provide the Company with needed liquidity at the time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2017, we owed $21.6 million under the Credit Facility. We also had $7.0 million outstanding in standby letters of credit under the Credit Facility related to the contingent consideration agreement with the former owners of the Canadian Founding Companies and our property and casualty insurance program. Since June 30, 2016, for reasons described in Note 1 to the condensed consolidated financial statements, we were in breach of the Credit Facility’s Total Leverage Ratio and Fixed Charge Coverage Ratio requirements and the Borrowing Base requirement for repaying over-advances, as well as the requirement for timely delivery of certain quarterly certificates and reports. Since we are in default as of the date that this Quarterly Report on Form 10-Q is being filed, all of the Credit Facility debt is being reported as a current liability in the accompanying consolidated balance sheet, and there can be no further borrowings of any availability under the Credit Facility until such defaults are rectified or waived.

On March 27, 2017, we entered into a Forbearance Agreement to the Credit Facility (the "Forbearance Agreement") with our lenders. Pursuant to the Forbearance Agreement, the lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility with respect to the above-described defaults and any similar defaults during the forbearance period, provided no other defaults occur. In consideration of this Forbearance Agreement, we agreed to pay a $0.5 million fee which was considered earned on the effective date of the agreement. The Forbearance Agreement also gives the lenders the right to add 200 basis points of “default interest” on the Credit Facility debt outstanding during all periods subsequent to June 30, 2016.

The Forbearance Agreement, which had originally expired on May 26, 2017, was amended on June 23, 2017 to extend the forbearance period until August 31, 2017 and resolve certain new defaults. The Forbearance Agreement, as amended, permits us, for the first two quarters of 2017, to add the interest payments otherwise due in cash on non-LIBOR-based loans to the principal amount of debt outstanding. For the three months ended March 31, 2017, $133,000 of such interest was paid-in-kind. The Forbearance Agreement, as amended, also permits us to defer the $250,000 principal payments due on March 31, 2017 and June 30, 2017 to the end of the forbearance period.

When the amended Forbearance Agreement expired on August 31, 2017, we did not make any of the required payments, and management is currently negotiating with the lenders to further amend the Forbearance Agreement and extend the forbearance period through December 31, 2017, including the provisions regarding payment-in-kind for certain interest and deferral of all fees and principal payments otherwise due on the term loan until December 31, 2017, and to take into account subsequent defaults. There can be no assurances that we will be able to successfully negotiate such an amendment. If we are unable to reach further agreement with our lenders to extend the forbearance period or obtain waivers or amendments to the existing Credit Facility, find acceptable alternative financing, obtain equity contributions, or arrange a business combination, our Credit Facility lenders could elect to declare some or all of the amounts outstanding under the facility to be immediately due and payable. If this happens, we do not expect to have sufficient liquidity to pay the outstanding Credit Facility debt.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Employment Agreement dated January 4, 2017 between Fenix and Kent Robertson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

10.2
Employment Agreement dated January 4, 2017 between Fenix and Scott Pettit (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

10.3
Employment Agreement dated January 4, 2017 between Fenix and Art Golden (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

10.4
Stock Option Agreement dated January 6, 2017 between Fenix Parts, Inc. and Kent Robertson (Incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 16, 2017).

10.5
Stock Option Agreement dated January 6, 2017 between Fenix Parts, Inc. and Scott Pettit (Incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 16, 2017).

10.6
Forbearance Agreement among Fenix, Fenix Parts Canada, Inc., and their subsidiaries, BMO Harris Bank N. A. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 29, 2017).

10.7
Amendment No. 1 to Forbearance Agreement among Fenix, Fenix Parts Canada, Inc., and their subsidiaries, BMO Harris Bank N. A. and Bank of Montreal (Incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 16, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Fenix Parts, Inc.

Dated: October 31, 2017	By:	/s/ Kent Robertson
Kent Robertson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Pettit
Scott Pettit
Chief Financial Officer
(Principal Financial Officer)